Form 10-Q
period 1996-04-30
HILCOAST DEVELOPMENT CORP
filed 1996-06-13
CIK 890575

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                           ____________

                            FORM 10-Q
(Mark One)
  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


               For the quarter ended April 30, 1996

                                OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

                 Commission File Number:  0-20530


                    HILCOAST DEVELOPMENT CORP.
      (Exact name of registrant as specified in its charter)


      Delaware                            65-0346040
(State of Incorporation)     (I.R.S. Employer Identification No.)


   19146 Lyons Road, Boca Raton, Florida               33434
 (Address of principal executive offices)            (Zip code)

Registrant's telephone number, including area code: 407-487-9630


Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange
    Title of each class                   on which registered

          None                                   None

Securities registered pursuant to Section 12(g) of the Act:

              Common Stock, par value $.01 per share
                         (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.       Yes   X     No


            This report contains a total of 20 pages.


           HILCOAST DEVELOPMENT CORP. AND SUBSIDIARIES




PART I.   Financial Information



Item 1.   Financial Statements

The consolidated financial statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted pursuant to such rules and regulations; however, the registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995.

The consolidated financial statements for the interim periods included herein, which are unaudited, include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations of the registrant for the periods presented. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.





















HILCOAST DEVELOPMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)


                                              Apr.30,    Jul.31,
            ASSETS (Note 3)                    1996       1995
           ---------------                   -------    -------
Cash:
  Unrestricted                               $    19    $    46
  Restricted                                     875        764
Inventories and properties held
  for development and sale (Note 2)           31,963     35,383
Property and equipment, net of
  accumulated depreciation                    19,295     19,110
Prepayments and other assets                   2,992      2,834
                                             -------    -------
                                             $55,144    $58,137
                                             =======    =======

            LIABILITIES
            -----------

Borrowings  (Note 3)                         $47,126    $48,611
Accounts payable, accruals and
  other liabilities                            4,012      4,680
Deposits, principally from customers           2,171      1,933
Deferred income taxes                            175        640
                                             -------    -------
       Total liabilities                      53,484     55,864
                                             -------    -------

Contingencies  (Note 5)


       STOCKHOLDERS' EQUITY
       --------------------

Common Stock; $.01 par; shares authorized
  6,000,000;  outstanding 2,362,320               24         24
Additional paid-in capital                     2,481      2,481
Deficit                                         (845)      (232)
                                             -------    -------
       Total stockholders' equity              1,660      2,273
                                             -------    -------
                                             $55,144    $58,137
                                             =======    =======



See accompanying notes to consolidated financial statements.



HILCOAST DEVELOPMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)



                                     Three Months Ended    Nine Months Ended
                                          April 30,            April 30,
                                    --------------------  --------------------
                                       1996       1995       1996       1995
                                    ---------  ---------  ---------  ---------
Revenues:
  Sales:
    Condominium apartments            $ 8,275    $ 6,462    $22,291    $27,779
    Land and other                        142        153        256      2,613
  Recreation and maintenance fees       2,090      1,912      6,126      5,589
  Other  (Note 4)                       1,092      1,001      2,711      2,802
                                    ---------  ---------  ---------  ---------
                                       11,599      9,528     31,384     38,783
                                    ---------  ---------  ---------  ---------
Expenses:
  Cost of sales:
    Condominium apartments              7,412      5,215     19,559     22,635
    Land and other                        118        120        206      2,430
  Operating costs                       2,074      1,937      5,714      5,646
  Interest:
    Incurred                            1,309      1,259      4,025      3,800
    Capitalized                          (715)      (829)    (2,274)    (2,520)
  Depreciation                            321        310        955        937
  Selling and marketing                 1,060        758      2,843      3,173
  General and administrative              378        436      1,335      1,420
                                    ---------  ---------  ---------  ---------
                                       11,957      9,206     32,363     37,521
                                    ---------  ---------  ---------  ---------

Income (loss) before income taxes        (358)       322       (979)     1,262
Income tax expense (benefit)             (132)       112       (366)       480
                                    ---------  ---------  ---------  ---------

Net income (loss)                        (226)       210       (613)       782


Preferred stock dividends                   -        (83)         -       (333)
                                    ---------  ---------  ---------  ---------
Net income (loss) available
  for common stockholders            ($   226)   $   127   ($   613)   $   449
                                    =========  =========  =========  =========


Net income (loss) per common share:
  Primary and fully diluted             ($.10)      $.05      ($.26)      $.18
                                    =========  =========  =========  =========

Average common shares considered
  outstanding:
    Primary and fully diluted       2,362,320  2,503,828  2,362,320  2,503,692
                                    =========  =========  =========  =========

See accompanying notes to consolidated financial statements.


HILCOAST DEVELOPMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands)





                                             Additional
                                   Common      Paid-In
                                    Stock      Capital     Deficit
                                   ------    ----------    -------


Balance,  July 31, 1995              $24       $2,481       ($232)



Net loss for the nine months
  ended April 30, 1996                 -           -         (613)
                                     ---       ------        ----

Balance, April 30, 1996              $24       $2,481        $845
                                     ===       ======        ====

























See accompanying notes to consolidated statements.


HILCOAST DEVELOPMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                  Nine Months Ended
                                                      April 30,
                                                  -----------------
                                                    1996     1995
                                                  -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                              ($   613)  $   782
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation                                    955       937
      Deferred income tax expense (benefit)          (465)      475
      Changes in assets and liabilities:
        Decrease in inventories and properties
          held for development and sale             3,562     3,594
        (Increase) decrease in restricted cash       (111)      214
        Increase in prepayments and other assets     (158)     (149)
        Decrease in accounts payable, accruals
          and other liabilities                      (668)     (622)
        Increase (decrease) in deposits               238      (296)
                                                  -------   -------
Net cash provided by operating activities           2,740     4,935
                                                  -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment              (1,282)     (253)
                                                  -------   -------
Net cash used by investing activities              (1,282)     (253)
                                                  -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                         14,018    17,476
  Repayments on borrowings                        (15,503)  (21,843)
  Cash dividends paid on Preferred Stock                -      (375)
  Proceeds on issuance of Common Stock                  -        15
                                                  -------   -------
Net cash used by financing activities              (1,485)   (4,727)
                                                  -------   -------

Net decrease in unrestricted cash during period       (27)      (45)
Unrestricted cash at beginning of period               46       157
                                                  -------   -------
Unrestricted cash at end of period                $    19   $   112
                                                  =======   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                      $ 4,057   $ 3,733
                                                  =======   =======
    Income taxes                                  $   187   $     5
                                                  =======   =======
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  FINANCING ACTIVITIES:
    Redemption of Preferred Stock in exchange
      for note payable                            $     -   $ 5,000
                                                  =======   =======

See accompanying notes to consolidated financial statements.

HILCOAST DEVELOPMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) BUSINESS


Hilcoast Development Corp. (the "Company") is engaged in the design, development, construction, marketing and sale of condominium apartments at Century Village at Pembroke Pines ("Century Village"), an adult condominium project in southeast Florida, the operation of the recreation facilities located at the project ("Recreation Facilities") and certain other real estate related businesses.

The Company is also engaged in the development and sale of single family homesites in a golf course community known as Glen Abbey in Volusia County, Florida.



(2) INVENTORIES AND PROPERTIES HELD FOR DEVELOPMENT AND SALE


Inventories and properties held for development and sale consist of the following (in thousands):

                                            Apr. 30,   July 31,
                                              1996       1995
                                            --------   --------
   Century Village:
     Land under development for
       condominium buildings                $12,303    $16,041
     Condominium buildings completed
       or under construction                 15,243     15,243
     Unamortized capitalized interest         1,996      1,643
                                            -------    -------
                                             29,542     32,927

   Land under development, Volusia
     County, Florida (Glen Abbey),
     including unamortized capital-
     ized interest of $555 and $459           2,421      2,456
                                            -------    -------
                                            $31,963    $35,383
                                            =======    =======


Substantially all inventories and properties held for development and sale are pledged as collateral for indebtedness (Note 3).


(3) BORROWINGS


Borrowings, substantially consisting of mortgage notes collateralized by all major assets of the Company, are summarized as follows (in thousands):
                                        Apr. 30,   July 31,
                                          1996       1995
                                        --------   --------
Mortgage notes payable to CV Reit,
  Inc. ("CV Reit") (Note 3(a)):
    Term Loan                           $25,000    $26,477
    Lines of Credit                      14,855     12,140
    Other                                 7,208      9,499
                                        -------    -------
                                         47,063     48,116
                                        -------    -------

Levy Note  (Note 3(b))                       -         390
Other                                        63        105
                                        -------    -------
                                             63        495
                                        -------    -------
                                        $47,126    $48,611
                                        =======    =======

(a)  CV Reit

     Term Loan/Lines of Credit

At April 30, 1996, the Company's borrowings from CV Reit primarily consisted of a term loan (the "Term Loan") and $17 million revolving lines of credit (the "Lines of Credit"). The Term Loan and $7.5 million of the Lines of Credit bear interest, payable monthly, at prime (8.25% at April 30, 1996) plus 3%, but in any event not less than 9% nor more than 11%, and mature on July 31, 1998, except as described below with respect to the conversion of the Term Loan. The remaining $9.5 million of the Lines of Credit bears interest, payable monthly, as follows: (i) $3 million at prime plus 3%, with a floor of 11%, which matures on May 31, 1997;
(ii) $2.5 million at 12.5% of which $2 million matures on February 28, 1997 and $.5 million on May 31, 1997; and (iii) $4 million at 12% of which $2 million matures on July 31, 1996 and $2 million on November 30, 1996. The Term Loan and the Lines of Credit are collateralized by all major assets of the Company. The amount of available funds under the Lines of Credit is limited based upon available collateral, as defined. Specific release prices, principally for the condominium apartments at Century Village, are required to be applied as permanent reductions of the Lines of Credit.




Upon the earlier to occur of delivery of the last unit at Century Village or July 31, 1998, the Term Loan will be converted to a $25 million, 11%, 25 year self-amortizing loan providing for equal monthly payments of principal and interest (the "Permanent Loan"). The Permanent Loan will be collateralized by a first mortgage on the Recreation Facilities and may not be prepaid without incurring a prepayment penalty equal to the greater of 5% of the amount prepaid or an amount determined pursuant to a formula based upon the yield of certain U.S. Treasury Issues.

Until the Permanent Loan is satisfied in full, the wholly-owned subsidiary of the Company which owns the Recreation Facilities will not be permitted to incur or guarantee additional debt financing, except for that related to the operation of the Recreation
Facilities.


     Other

Other borrowings consist of approximately $7.2 million in mortgage notes, which bear interest, generally payable quarterly, at rates ranging from 10% to 12% and which are collateralized by the Recreation Facilities and certain land under development. These notes mature principally during fiscal 1998 and include $2.2 million which requires principal payments based upon specific release prices of condominium apartments or homesites delivered.


     Letters of Credit

At April 30, 1996, there was approximately $.6 million outstanding in letters of credit issued by CV Reit to municipalities in connection with certain of the Company's development requirements at Century Village and Glen Abbey. In addition, a $1.5 million letter of credit has been issued by a bank for the benefit of the State of Florida, guaranteed by CV Reit, which allows the Company to utilize up to that amount of customer deposits previously required to be held in restricted escrow accounts.


(b)  Levy Note

In September 1994, the Company and H. Irwin Levy entered into an unsecured revolving credit agreement ("Levy Note") allowing the Company to borrow up to $750,000 from Mr. Levy, in the event the Company's availability under the CV Reit Lines of Credit does not exceed $50,000. The Levy Note bears interest, payable monthly, at prime plus 1/2% and matures on May 1, 1997. As of April 30, 1996, amounts borrowed under the Levy Note had been repaid.




(4)  OTHER REVENUES


Other revenues consist of the following (in thousands):

                                 Three              Nine
                              Months Ended      Months Ended
                                April 30,         April 30,
                             --------------    --------------
                              1996    1995      1996    1995
                             ------  ------    ------  ------

Golf course operations       $  385  $  407    $  878  $  883
Real estate brokerage           255     204       784     797
Social program activities       233     207       510     493
Title insurance agency          101      72       260     309
Consulting fees (a)              30      30       107      90
Other                            88      81       172     230
                             ------  ------    ------  ------
                             $1,092  $1,001    $2,711  $2,802
                             ======  ======    ======  ======


________
(a) Effective July 31, 1992, the Company and CV Reit entered into a consulting and advisory agreement under which the Company provides investment, advisory, consulting and administrative services to CV Reit, excluding matters related to the Company's indebtedness to CV Reit. The agreement, which originally expired on July 31, 1994, has been extended to July 31, 1996, provides for payment of monthly fees of $10,000 plus reimbursement of out of pocket expenses, and may be terminated upon 180 days notice by the Company and upon 30 days notice by CV Reit.



(5)  CONTINGENCIES

See Part II, Item 1 for a discussion of the Company's Legal
Proceedings.










Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations



General

The Company's primary source of revenues is the design, development, construction, marketing and sale of condominium apartments at the Century Village at Pembroke Pines ("Century Village"), an adult condominium project in southeast Florida, and the operation of the recreation facilities located at the project ("Recreation Facilities"). Significant information pertaining to deliveries of condominium apartments at Century Village is presented below.


                    Deliveries - Three Months Ended April 30,
                --------------------------------------------------
                     1996                              1995
      ---------------------------------  ---------------------------------
       Number            Average          Number            Average
      of Units  Revenues  Sales   Gross  of Units  Revenues  Sales   Gross
      Delivered  (000's)  Price  Margin  Delivered  (000's)  Price  Margin
      --------- -------- ------- ------  --------- -------  ------- ------

         109     $8,275  $75,900   10%       81     $6,462  $79,800   19%




                     Deliveries - Nine Months Ended April 30,
                --------------------------------------------------
                     1996                              1995
      ---------------------------------  ---------------------------------
       Number            Average          Number            Average
      of Units  Revenues  Sales   Gross  of Units  Revenues  Sales   Gross
      Delivered  (000's)  Price  Margin  Delivered  (000's)  Price  Margin
      --------- -------- ------- ------  --------- -------  ------- ------

         300    $22,291  $74,300   12%      358    $27,779  $77,600   19%




Revenues from sales of condominium apartments are recognized only upon the closing (delivery) of the sales contract. Fluctuations in average sales prices and gross margins at Century Village are generally a function of the location of condominium buildings (e.g. lakefront) and to a lesser extent, the mix of condominium apartments within the building.






A comparison of the Company's inventories and backlog (under contract for sale but not yet delivered) at Century Village follows:


                       April 30, 1996          April 30, 1995
                  -----------------------  -----------------------
                        Number of                Number of
                  Condominium Apartments   Condominium Apartments
                  -----------------------  -----------------------
                   Completed                Completed
                    or Under                 or Under
                  Construction   Backlog   Construction   Backlog
                  ------------  ---------  ------------  ---------

Completed but not
  yet delivered        114          69          51          51

Under construction     700         158         740         188
                       ---         ---         ---         ---
                       814         227         791         239
                       ===         ===         ===         ===

Aggregate sales
  value  (000's)                $18,167                  $18,560

Average sales price             $80,000                  $77,700




A comparison of the Company's new sales orders at Century Village is presented below:

                                 Three             Nine
                             Months Ended       Months Ended
                               April 30,         April 30,
                           ----------------   ----------------
                             1996    1995       1996    1995
                           -------  -------   -------  -------

New sales orders (a)           107      125       308      316

Aggregate sales value
  (000's)                  $ 8,252  $ 9,544   $23,442  $24,586

Average sales price        $77,100  $76,400   $76,100  $77,800

______
(a)  Net of cancellations.



Results of Operations


For the three and nine months ended April 30, 1996, the Company reported a net loss attributable to common stock of $226,000 and $613,000, respectively, on total revenues of $11.6 million and $31.4 million, as compared to net income attributable to common stock of $127,000 and $449,000 on revenues of $9.5 million and $38.8 million for the corresponding periods ended April 30, 1995. The decline in net income was principally due to fewer condominium apartments delivered during the comparable three and nine month periods and reductions in gross margins (sales revenues less cost of sales, as a percentage of sales) as presented in the preceeding tables.

The decrease in gross margins reflects lower average per unit sales prices of $3,900 and $3,300 for the quarter and nine month periods, respectively, primarily attributable to the commencement of deliveries in November 1995 in a section where there are no lakefront buildings. Gross margins declined also due to higher per unit cost of sales for all units delivered in fiscal 1996, primarily attributable to an overall rise in construction costs (spurred by normal cost increases and by additional requirements imposed by governmental agencies) and site improvement costs, which were partially offset by lower per unit land costs associated with units delivered in the aforementioned section. Based upon the 227 sales contracts in backlog for Century Village at April 30, 1996, a significant portion of which are expected to be delivered within the next six months, the Company anticipates an increase in average per unit sales prices. Conversely, the Company anticipates a slight decrease in the average per unit cost of sales which should result in an increase in the gross margin for the remainder of fiscal 1996.

During the nine months ended April 30, 1996, revenues from land sales consisted of the delivery of seven improved homesites at Glen Abbey for $256,000. Revenues from land sales for the nine months ended April 30, 1995 included the sale of unimproved land in Coconut Creek, Florida for approximately $2 million, the cost of which approximated sales proceeds, and the sale of 16 improved homesites at Glen Abbey for $638,000. Sales and development activities at Glen Abbey during the remainder of fiscal 1996 are not expected to have a significant effect on the Company's results of operations.

For the quarter ended April 30, 1996 and 1995, recreation and maintenance fees were $2.1 million and $1.9 million, respectively, consisting of $1.5 million and $1.4 million, respectively, of revenues pursuant to long-term leases ("Recreation Leases") of the Recreation Facilities with owners of approximately 6,800 Century Village condominium apartments delivered through April 30, 1996, and $.6 million and $.5 million, respectively, of revenues from master management agreements, under which the Company provides certain maintenance and community services. For the nine months ended April 30, 1996 and 1995, recreation and maintenance fees were $6.1 million and $5.6 million, respectively, comprised of $4.4 million and $4 million attributable to the Recreation Leases, and $1.7 million and $1.6 million, respectively, attributable to master
management revenues.   These revenues will continue to increase
annually principally due to future deliveries of condominium apartments and specified contractual increases in monthly fees in accordance with the Recreation Leases. The Recreation Leases and the master management agreements provide that increases and decreases in operating costs are passed through to the unit owners, subject to a guaranteed rate generally for three years.

Other revenues for the comparable three and nine month periods ended April 30, 1996 and 1995 were relatively stable and principally consisted of revenues from the golf course operations at Century Village, real estate brokerage commissions at the four Century Village communities in southeast Florida, social program activities at the Recreation Facilities and title insurance agency services principally provided on sales at Century Village (see Note 4 to Consolidated Financial Statements). Other revenues are expected to decrease slightly during the remainder of fiscal 1996 due to decreased seasonal activities.

Operating costs for the comparable three and nine month periods ended April 30, 1996 and 1995 were relatively stable and consisted principally of costs incurred for the operation of the Recreation Facilities, the master management agreements, and the ancillary operations noted above. Operating cost increases, if any, related to the Recreation Facilities and master management agreements are generally passed through to unit owners at Century Village in the form of increased recreation and maintenance fees, subject to the aforementioned three year guarantee. Operating costs are expected to decrease slightly during the remainder of fiscal 1996 due to decreased seasonal activities.

Interest incurred for both quarters ended April 30, 1996 and 1995
approximated $1.3 million.   For the comparable nine month periods,
interest incurred increased from $3.8 million in 1995 to $4 million
in 1996.   After deducting interest capitalized principally to real
estate inventories at Century Village and Glen Abbey, net interest expense amounted to $.6 million and $.4 million, respectively, for the quarters ended April 30, 1996 and 1995, and $1.7 million and $1.3 million, respectively, for the comparable nine month periods. This increase reflects interest resulting from the redemption of the Company's $5 million 10% Preferred Stock in exchange for a $5 million 10% note, effective March 31, 1995; reduced capitalized interest resulting from lower average inventories on which to capitalize interest due to an increased number of units completed but not yet delivered; partially offset by reductions in other borrowings. The Company does not anticipate that interest incurred will fluctuate significantly during the remainder of fiscal 1996.

During both quarters ended April 30, 1996 and 1995, selling and marketing costs incurred amounted to approximately $1 million. For the comparable nine month periods, costs incurred were also stable
at approximately $3.1 million.   Selling and marketing costs
incurred are capitalized and amortized to expense as condominium apartments are delivered at Century Village, based on the average capitalized cost per apartment sold. While the average per unit selling and marketing costs amortized to expense during the quarters ended April 30, 1996 and 1995 remained stable, for the comparable nine month periods, the expense per unit increased to $9,400 from $8,800. Although selling and marketing costs incurred are not expected to fluctuate significantly during the remainder of fiscal 1996, the per unit amortization may increase or decrease based on the level of new sales contracts.

General and administrative expenses consist primarily of corporate overhead and administration of Century Village, and decreased slightly during the three and nine months ended April 30, 1996 as compared to 1995. However, during the nine months ended April 30, 1996, the Company expensed approximately $190,000 in legal fees in connection with certain litigation (see Part II, Item 1 - Legal Proceedings) which was more than offset by a reduction in overhead, principally insurance expense. The Company anticipates that legal fees to be incurred in connection with the aforementioned litigation will decline during the remainder of the fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended April 30, 1996, the Company generated net cash flow from operating activities of $2.7 million, as compared to $4.9 million during the corresponding period in 1995. The primary source of cash flow was net reductions in real estate inventories
amounting to $3.6 million during each nine month period.   As a
result of the positive cash flow from operations, for the comparable nine month periods ended in 1996 and 1995, the Company was able to reduce net borrowings by $1.5 million and $4.4 million, respectively. In addition, during 1996, the Company increased its property and equipment by $1.3 million, principally consisting of the construction of a new health club at Century Village. Although the Company has been successful in generating positive cash flow from operating activities, there is no assurance that the Company will be able to achieve or sustain positive cash flow from operating activities in the future.

The Company's borrowings at April 30, 1996 amounted to $47.1 million and were substantially due to CV Reit. See Note 3 to Consolidated Financial Statements for a description of the Company's borrowings. The amount due includes $25 million, which presently requires monthly interest only payments but which is scheduled to be converted by July 31, 1998 to an 11%, 25 year self-amortizing loan providing for equal monthly payments of principal and interest. Substantially all of the remaining indebtedness
($7.2 million, excluding the lines of credit - see below) matures in fiscal 1998, including $2.2 million, which requires principal payments based on specific release prices of condominium apartments or homesites delivered. The Company's borrowings require interest payments generally on a monthly basis.

The Company's cash flow from operations, net of its construction and other operating requirements, has not been sufficient to satisfy its payment obligations required under its borrowings. Consequently, the Company has relied on borrowings under its lines of credit from CV Reit (the "Lines of Credit" - see Note 3 to Consolidated Financial Statements), which amounted to $13 million at July 31, 1995. Principally as a result of the construction pace at Century Village, the Company determined that the availability under the Lines of Credit was not sufficient to satisfy the Company's cash flow requirements. Accordingly, the Company requested and CV Reit agreed in August 1995 to an increase in the Lines of Credit, to a maximum of $17 million, which matures as follows: $2 million in fiscal 1996, $7.5 million in fiscal 1997 and $7.5 million in fiscal 1998. The Company also has a revolving credit agreement with H. Irwin Levy, Chairman of the Board and Chief Executive Officer of the Company, under which the Company may borrow up to $750,000 through May 1997 (the "Levy Note" - see Note 3 to Consolidated Financial Statements). At April 30, 1996, the outstanding balance of the Lines of Credit was $14.9 million and there was no balance outstanding under the Levy Note. The Company anticipates that funds generated in the ordinary course of business and availability expected under the Lines of Credit and the Levy Note will be sufficient to satisfy its cash flow needs.

The amount of available funds under the Lines of Credit is limited based on available collateral, as defined. At April 30, 1996, the available collateral exceeded the outstanding balance of the Lines of Credit by approximately $3.4 million. The Company also is restricted from incurring or guaranteeing additional debt financing under certain circumstances (see Note 3 to Consolidated Financial Statements). Substantially all the Company's assets are pledged as collateral for the Company's borrowings.

The Company attempts to minimize its investment in inventory. In addition to construction of condominium apartments at Century Village and development of homesites at Glen Abbey, significant capital outlays for amenities and infrastructure are required in advance of deliveries of apartments and homesites. The Company has no material commitments for capital expenditures other than those incurred in connection with its development and construction activities in the ordinary course of business at Century Village and Glen Abbey. To complete Century Village, the Company will incur costs in connection with the remaining approximately 980 apartments to be delivered, including the construction of the condominium buildings and the remaining Recreation Facilities, and infrastructure improvements, including the installation of water and sewer service, drainage facilities, paving and grading, and landscaping. The most significant portion of the Company's investment in the Recreation Facilities was completed prior to the Company's acquisition of the Century Village assets in July 1992. At Glen Abbey, homesite improvements will include water and sewer service, drainage facilities, and paving and grading.

The Company's current major business activities consist of development and other real estate related activities principally at Century Village. As of April 30, 1996, 87% of the planned community had been delivered and approximately 980 condominium apartments remained to be constructed and/or delivered. Prior to completion of Century Village, the Company will explore various alternatives for development of future real estate projects. If the Company engages in future real estate development activities, it will require outside financing which may or may not be available. In the event the Company decides not to engage in any further real estate development activities, its long-term revenues are anticipated to be generated principally from net revenues derived under the long-term Recreation Leases, net of the related debt service requirement, and from earnings on funds expected to be available from deliveries of Century Village condominium apartments. In that event, the Company anticipates that its revenues will be sufficient to satisfy its cash requirements. However, there is no assurance that revenues will be sufficient for such purposes.


INFLATION

The Company, as well as the home building industry in general, may be adversely affected during periods of high inflation, primarily because of higher material, labor and financing costs. In particular, interest rates on a significant portion of the Company's borrowings are variable, subject to a floor of 9% and a ceiling of 11%. Increases in the prime rate could result in further increased interest cost to the Company in addition to possible reduced sales activity, potentially resulting in reduced profitability. The Company may attempt to pass through to its customers any increases in costs through increased selling prices. However, this may not always be possible due to competitive factors in the marketplace.








RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board recently issued SFAS No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which the Company will be required to implement for its fiscal year ended July 31, 1997.

The statement requires that long-lived assets must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) from an asset to be held and used is less than the carrying value of the asset, an impairment loss must be recognized in the amount of the difference between the carrying value and fair value. Assets to be disposed must be valued at the lower of carrying value or fair value less costs to sell.

Management believes that if this standard were to be implemented currently, there would not be an impairment loss; however, until it is implemented, management will periodically reassess the Company's situation in relation to SFAS No.121.
































PART II.  Other Information


Item 1 -  Legal Proceedings:

On September 16, 1993, the Company filed a Complaint in the Circuit Court, Seventh Judicial Circuit, in and for Volusia County, Florida, seeking unspecified damages against a utility company, claiming inverse condemnation and trespass at the Company's Glen Abbey project. On March 18, 1994, the Court granted a Motion for Summary Judgment holding the defendant liable for trespass and inverse condemnation. On April 5, 1995, the Court vacated the Summary Judgment and in February 1996, the Court ruled that the Company is not entitled to recovery under the theory of inverse condemnation. The trespass claims, which include a claim for damages caused by flooding, have not been tried and no trial date has been set.

The Company is in the process of appealing the Court's decision.
If the Appellate Court reverses the order, the inverse condemnation damages claim would be remanded to the Circuit Court. The Company also expects to pursue its trespass claims.

The Company is unable to predict the outcome of its appeal or the amount of damages, if any, which may be awarded to the Company on either the trespass or inverse condemnation claims. In addition, any award of damages to the Company will be subject to appeal by the defendant and, accordingly, there can be no assurance that the Company will ultimately recover any damages.



Item 6 - Exhibits and Reports on Form 8-K:

   (a)   Exhibits:

          (10)(i) Second Extension Agreement, dated May 1, 1996, extending the maturity date of the following Note to May 1, 1997: $750,000 Promissory Note, dated September 15, 1994, from NewCen Communities, Inc. to H. Irwin Levy.

          (11) Statement Regarding Computation of Earnings Per
          Share

          (27) Financial Data Schedule

   (b)   Reports on Form 8-K:

         The Company was not required to file Form 8-K during the quarter for which this report is filed.







                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange
     Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        HILCOAST DEVELOPMENT CORP.
                       _____________________________
                              (Registrant)







June 13, 1996                      /S/   JACK JAIVEN
                                 _________________________________
                                 Jack Jaiven, Executive Vice
                                 President and Principal Financial
                                 and Accounting Officer