Form 10-K
period 1996-07-31
HILCOAST DEVELOPMENT CORP
filed 1996-10-01
CIK 890575

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-K

(Mark One)
  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended July 31, 1996

                                OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________ to ___________


                 Commission File Number: 0-20530


                    HILCOAST DEVELOPMENT CORP.
      (Exact name of registrant as specified in its charter)

          Delaware                               65-0346040
         (State of                             (I.R.S. Employer
       Incorporation)                         Identification No.)

   19146 Lyons Road, Boca Raton, Florida             33434
  (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: 407-487-9630

Securities registered pursuant to Section 12(b) of the Act:

                              Name of each exchange on
     Title of each class         which registered

           None                       None


  Securities registered pursuant to Section 12(g) of the Act:

              Common Stock, par value $.01 per share
                         (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days.       Yes  X        No ___




Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


           AGGREGATE MARKET VALUE OF THE VOTING STOCK
            HELD BY NONAFFILIATES OF THE REGISTRANT

Common Stock, par value $.01 per share ("Common Stock"), was the only class of voting stock of the Registrant outstanding on July 31, 1996. Based on the last sale price of the Common Stock on the NASDAQ Small-Cap Market on August 28, 1996 ($5.31), the aggregate market value of the 768,450 shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owner (as that term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on that date was approximately $4.1 million. By the foregoing statements, the Registrant does not intend to imply that any of these officers, directors or beneficial owners are affiliates of the Registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.


      APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 14(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                  Yes ____         No ____


            (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

       2,362,320 shares of Common Stock, par value $.01 per share, were outstanding as of August 31, 1996.


               DOCUMENTS INCORPORATED BY REFERENCE

     Definitive Proxy Statement of Hilcoast Development Corp.
           for the 1996 Annual Meeting of Stockholders
                    (incorporated in Part III)



                              PART I



Item 1.   Business


General

Hilcoast Development Corp. (the "Company" or "Registrant") was incorporated in Delaware on July 6, 1992 for the purpose of acquiring certain real property located at the Century Village adult condominium project in Pembroke Pines, Florida ("Century Village"), including the recreation facilities located at that project ("Recreation Facilities"), and certain other assets. The acquisition was completed on July 31, 1992 (see Business - Certain Transactions and Relationships - Acquisitions) whereupon the Company commenced its business activities. For information with respect to the Company's results of operations and financial condition for fiscal years ended July 31, 1996, 1995 and 1994, see Selected Financial Data and the Company's Consolidated Financial Statements.

The Company is primarily engaged in the design, development, construction, marketing and sale of condominium apartments at Century Village and the operation of the Recreation Facilities. In addition, the Company is engaged in the development of single-family homesites in a golf course community in Volusia County, Florida, known as Glen Abbey ("Glen Abbey"), and the sale of those homesites to local builders and retail customers. The Company also derives revenues from a variety of real estate related activities, including certain maintenance and community services at Century Village, real estate brokerage, title insurance agency services, and investment advisory and consulting services.

The Company is involved in all phases of planning and building Century Village, including site planning and preparation, application for and receipt of regulatory approval, design, construction, marketing and sales, in addition to constructing recreation facilities and other amenities. The Company is also involved in all phases of the development of Glen Abbey, including site planning and preparation, application for and receipt of regulatory approvals, and sales and marketing to builders and other potential purchasers.

The Company currently maintains its executive offices at 19146
Lyons Road, Boca Raton, Florida 33434 and its telephone number is
(407) 487-9630.






Recent Development - Proposed Merger

On August 12, 1996, the Company's Board of Directors received an unsolicited proposal from H. Irwin Levy, the Company's Chairman of the Board and Chief Executive Officer, contemplating a merger of the Company and a newly formed acquisition company to be organized by Mr. Levy, pursuant to which each of the Company's outstanding shares of Common Stock would be converted into $6.00 cash. A special independent committee of the Board has been appointed to consider the proposal and in connection therewith, has engaged financial and legal advisors.

The proposed merger is subject to approval of the Company's Board of Directors and shareholders and a number of other material conditions, including negotiation of a definitive agreement and compliance with all applicable regulatory and governmental requirements. Accordingly, there can be no assurance that the proposed merger will be consummated.


Operating Policies

The Company attempts to reduce certain of the risks inherent in real estate development and to maximize its financial resources by:
(i) utilizing subcontractors in many of the construction and site improvement activities; (ii) obtaining favorable contract prices from subcontractors based on the volume of the Company's construction activity; and (iii) creating additional sources of revenues through development related activities including long-term recreation leases, real estate brokerage and title insurance agency services.


Florida Market

Century Village is located in the southwestern portion of Broward County, which the Company believes is one of the fastest growing areas in Florida. The Company believes that certain fundamental aspects of the southeast Florida area, including an attractive climate and quality of life, have contributed and will continue to stimulate population and economic growth.


Residential Development

     Century Village

Century Village is a planned 7,780 unit active adult condominium community located on approximately 680 acres of land in Pembroke Pines, Florida. The Company is constructing four story condominium buildings containing one and two-bedroom apartments
currently ranging in price from $58,000 to $129,000.   Century
Village is located west of Hollywood, approximately one-half mile from Interstate 75, midway between Miami and Fort Lauderdale. The community features more than 200 acres devoted exclusively to recreation, social and entertainment facilities, including a 135,000 square foot clubhouse which contains a 1,042 seat auditorium/theatre, a 962 person capacity party room, card rooms, pool and billiards rooms, exercise and sauna facilities, indoor and outdoor swimming pools and other hobby and athletic areas. A recently completed 12,000 square foot health club facility, known as Club Health, contains a wave-walking exercise pool and the latest fitness equipment. The community also features an 18 hole, semi private, par 71 golf course, tennis facilities and additional pools and poolhouse facilities dispersed throughout the community. The Company provides recreation activities and amenities, security services, transportation within the community and to surrounding businesses and shopping areas, as well as maintenance, community management and other services under separate agreements providing for monthly per unit charges. In addition, each apartment contains a built-in, medical-security alert communications system which provides residents with continuous access to security and emergency medical services.

As of July 31, 1996, 6,911 condominium apartments, or 89% of the total planned community, had been delivered (closed under sales contracts) to purchasers since September 1984, including 409 and 479 delivered by the Company in fiscal 1996 and 1995, respectively. At July 31, 1996 and 1995, there were 227 and 219 condominium apartments, respectively, in the Company's backlog of units sold but not yet delivered. See Management's Discussion and Analysis of Financial Condition and Results of Operations for a more detailed discussion of the Company's backlog and condominium inventories.

     Glen Abbey

Glen Abbey and an adjacent parcel consists of approximately 135 acres of unimproved land in Volusia County, Florida, planned for approximately 250 improved single family homesites which the Company is developing in stages. Through July 31, 1996, the Company had completed development of the first two phases, consisting of 59 lots, of which 57 had been delivered to purchasers, including 10 and 22 delivered during fiscal 1996 and 1995, respectively. The Company is currently developing the third phase, which is planned for 33 lots. At July 31, 1996, there were four lots in backlog or under reservation. See Business - Certain Transactions and Relationships - CV Reit.







Recreation Facilities

The Company owns all of the Recreation Facilities at Century Village (See Business - Residential Development - Century Village). Each purchaser of a condominium apartment has the option to enter into a 50 year lease for such facilities, which provides for monthly payments, currently ranging from $63 to $82, and for specified increases after three years based on increases in operating costs and fixed contractual increases after five years. As of July 31, 1996, virtually all of the purchasers of the 6,911 condominium apartments delivered had exercised that option.


Construction

The Company acts as the general contractor for the construction of the condominium apartments it sells. Company employees monitor construction, participate in all material design and building decisions and coordinate construction with local and state regulatory authorities. Subcontractors are retained for specified projects pursuant to contracts which obligate the subcontractor to complete construction for a fixed price. The Company does not have any long-term contractual commitments with any of its subcontractors.

The Company manufactures and erects pre-cast and pre-stressed concrete walls, floors and other building components for the condominium buildings at Century Village. Management believes that this strategy allows the Company's construction operations to achieve efficiencies in time, cost and inventory management.

The Company does not maintain significant inventories of construction materials except for work-in-process materials for property under construction and a limited amount of other construction materials. Generally, the construction materials used in the Company's operations are readily available from numerous sources. The Company cannot predict, however, if shortages of necessary materials or labor will occur in the future.

The Company finances its construction operations with cash flow from operations, principally sales of condominium apartments, and with borrowings principally under lines of credit with CV Reit.
See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and Note 4 to Consolidated Financial Statements.


Marketing and Sales

The Company conducts a comprehensive multimedia marketing program, including regional radio, television and print advertising, highway signs, illustrated brochures, out-of-town seminars followed by Company-sponsored on-site tours, on-and off-site displays, direct mail advertising and special promotional events. Purchasers of Century Village condominium apartments are generally retirees primarily from the southeast Florida area as well as the major northeast metropolitan areas, such as the New York City and New Jersey area. During fiscal 1996, new sales at Century Village were identical to fiscal 1995, with 417 new sales contracts during each year.

The Company believes that one of the principal factors in the success of Century Village has been its ability to establish and market the lifestyle available within its communities as a "way of life". The Company engages Red Buttons at Century Village to provide name recognition and an identity symbolic of its central theme, and to emphasize the range and quality of the Recreation Facilities and the diversity of available activities.

Condominium apartments at Century Village are sold on a commission basis by the Company's sales personnel. The Company maintains on-site sales offices and furnished model apartments at Century
Village. Condominium apartments are sold pursuant to contracts which require the purchaser to make a cash down payment that may be forfeited if the purchase is not completed unless in accordance with Florida law, the purchaser elects to rescind the contract for any reason within 15 days following the execution of the sales contract. The sales contracts also contain mortgage contingencies which allow the purchaser to cancel the contract without penalty if the purchaser is unable to obtain financing. The State of Florida requires purchasers' deposits to be held in segregated escrow accounts unless such deposits are guaranteed by bank letters of credit (see Note 4 to Consolidated Financial Statements).

The Company assists purchasers in obtaining mortgage financing from financial institutions; however, the Company does not offer seller financing. Historically and during fiscal 1996, a majority of purchasers acquired Century Village apartments for cash.

Company personnel handle sales of homesites at Glen Abbey primarily to builders and retail customers.


Other Activities

The Company operates four offices which provide real estate brokerage services, consisting of resales and rentals at the four Century Villages in southeast Florida. The Company also operates a title insurance agency which provides title insurance services principally to purchasers at Century Village. The Company acts as the investment advisor to CV Reit on a fee basis (see Business - Certain Transactions and Relationships - Consulting and Advisory Agreement with CV Reit).


Government Regulation

Real estate development, particularly condominium development, is subject to increasing environmental, building, zoning, real estate sales and securities regulation by various federal, state and local authorities. New projects require the approval of numerous governmental authorities regulating such matters as permitted land uses and levels of density, the installation of utility services such as water and wastewater disposal, and the dedication of acreage for open space, parks, schools and other community purposes. Several authorities in Florida have imposed impact fees as a means of defraying the cost of providing certain governmental services to developing areas, and the amount of these fees has increased significantly during recent years. In addition, certain governmental agencies have attempted to impose restrictive zoning and density requirements in order to limit the number of persons who live and work within their boundaries. Finally, the State of Florida has at times declared moratoriums on issuance of building permits and imposed other restrictions in areas where sewage treatment facilities and other public facilities do not reach minimum standards. The Company has no reason to believe that any of the foregoing will occur at Century Village or would have a material adverse effect on operations at that project.

In connection with the development of Century Village and Glen Abbey, the Company is required to obtain the approval of various governmental authorities, many of which it has already obtained. Drainage, water and sewer permits must be obtained prior to
commencement of certain land development activity.   Building
permits and certificates of occupancy must be obtained in connection with the construction and delivery of condominium apartments at Century Village. The Company believes that to the extent that appropriate governmental approvals have not previously been obtained for the completion of Century Village and Glen Abbey, it will be able to obtain such approvals in the future. If such approvals cannot be obtained, the Company's business may be adversely affected. In addition, during 1995, certain governmental authorities imposed significant additional construction requirements regarding hurricane protection and other items. These requirements will increase the Company's construction costs in fiscal 1997 and 1998.

In recent years, regulation by federal and state authorities relating to the sale and advertising of condominium interests and residential real estate has become more restrictive. In order to advertise and sell condominiums and residential real estate in many jurisdictions, the Company is required to prepare registration statements or other disclosure documents and, in some cases, to file such materials with designated regulatory agencies.


The Company is required to comply with the Americans with Disabilities Act, which requires residential buildings to have certain additional facilities available for handicapped persons. The Company anticipates that compliance with the Act will not have a material adverse effect on its construction costs in the future.


Competition and Other Factors

The development and sale of residential properties is highly competitive. The Company competes on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price, with numerous larger and smaller builders, including some builders with nationwide operations and greater experience and financial resources. The Company also competes for residential sales with individual resales of existing homes and homesites, including condominium apartments in the three previously completed Century Village communities in southeast Florida as well as those in Century Village at Pembroke Pines. The Company may also compete with sales by financial institutions of properties obtained in foreclosure proceedings.

The Company believes that its principal competition for its Century Village project is other condominium developments in the low to medium price range with substantial recreation facilities in Dade, Broward and Palm Beach counties. The Company believes that the establishment of a "way of life" community concept has been a significant factor in making Century Village competitive in the market place.

Historically, the housing industry has been cyclical and is affected by prevailing economic conditions, in general, and by interest rates, in particular. A variety of other factors affect the housing industry and demand for new homes, including the availability of labor and materials and increases in the costs thereof, changes in costs associated with home ownership such as increases in property taxes and energy costs, changes in consumer preferences, demographic trends and the availability of and changes in federally-sponsored mortgage financing programs.


Warranties, Bonds and Other Obligations

In the ordinary course of its business, the Company may incur or undertake certain contingent or future liabilities, including obligations: (a) under performance and maintenance bonds (or letters of credit, in lieu thereof), (b) to complete recreation or other community facilities, (c) to subsidize condominium
associations,  and (d) under homeowner warranties.   The amount of
such obligations outstanding at any time varies in accordance with the Company's pending construction activities. At July 31, 1996, there was aproximately $289,000 outstanding in letters of credit issued by CV Reit to municipalities principally in connection with performance and maintenance bond obligations at Century Village.

The Company is required by law to grant limited warranties covering workmanship and materials with respect to condominium apartments.
The Company employs subcontractors who perform a significant portion of the actual construction process and who, in turn, provide warranties of workmanship to the Company.


Certain Transactions and Relationships

     Capitalization and Spin-off

The Company was capitalized in July 1992 by issuing: (a) 5,000 shares of 10% Cumulative Preferred Stock to CV Reit for $5 million; and (b) 1.8 million shares of non-voting Class A Common Stock representing 75% of its outstanding common stock to CV Reit for $1.8 million in cash and 600,000 shares of voting Common Stock representing 25% of its outstanding common stock to H. Irwin Levy for $738,000 in cash. Mr. Levy is Chairman of the Board and Chief Executive Officer of the Company. In addition, he is a principal stockholder and, until his resignation on July 31, 1992, was Chairman of the Board of CV Reit.

On October 23, 1992, CV Reit distributed the shares of the Class A
Common Stock to its stockholders in the form of a taxable dividend
(the "Spin-off"), at which time the Class A Common Stock was automatically converted into voting Common Stock. As a result of the Spin-off, the Company became independent of CV Reit and its Common Stock is currently listed for trading on the NASDAQ Small-Cap Market. On March 31, 1995, the Company redeemed the Preferred
Stock in exchange for a $5 million note payable July 31, 1998.

     Acquisitions

On July 31, 1992, the Company acquired certain assets from affiliates of Cenvill Development Corp. ("Development") for a purchase price of approximately $63.3 million, subject to $56.2 million of mortgage indebtedness (including $48.2 million to CV Reit - see Note 4 to Consolidated Financial Statements) and $4.3 million of accounts payable, customer deposits and other liabilities, and issued a $2.8 million promissory note to Development, guaranteed by CV Reit (which note was repaid in 1994). The acquisition occurred pursuant to approval by the Bankruptcy Court of the Southern District of Florida of a Proposal for the Acquisition of Certain Assets, dated June 19, 1992, between Development and CV Reit, in connection with Chapter 11 proceedings filed by Development on that date. The assets acquired principally consisted of real property located in Century Village, including land for the then remaining approximately 2,200 condominium apartments, construction in progress and the Recreation Facilities.


Effective August 18, 1992, the Company purchased unimproved land in Glen Abbey, an existing golf course community in Volusia County, Florida, from CV Reit for approximately $2.5 million. The Company paid approximately $400,000 in cash, and $2.1 million in the form of a mortgage note (see Note 4 to Consolidated Financial
Statements).   The purchase price for the Glen Abbey land
represented CV Reit's book value on the date of sale.

     Consulting and Advisory Agreement with CV Reit

On July 31, 1992, the Company entered into a consulting and advisory agreement under which the Company provides certain investment advisory, consulting and administrative services to CV Reit including: investigating and evaluating investment opportunities; conducting negotiations with existing and potential borrowers and lenders; negotiating with investment bankers in connection with the sale of securities of CV Reit; administering compliance by CV Reit with the provisions of its loan agreements; consulting with respect to the preparation of required reports to the New York Stock Exchange and the Securities and Exchange Commission; supervising the prosecution of claims by CV Reit against third parties and supervising the defense of claims made against CV Reit; and attending CV Reit's board meetings. The agreement specifically excludes matters related to the Company's loans from CV Reit. The agreement, which originally expired on July 31, 1994, was recently extended to July 31, 1997, provides for the payment of $10,000 per month to the Company, plus reimbursement for all out of pocket expenses, and may be terminated by the Company upon 180 days notice and by CV Reit upon 30 days notice. Certain officers of the Company, including Mr. Levy, perform services for CV Reit under the agreement. To the extent that such services interfere with their duties to the Company, the Company will provide alternative personnel to fulfill its contractual obligations to CV Reit.

     Other Transactions with CV Reit

In March 1995, CV Reit acquired from a financial institution a note due from the Company with a then outstanding balance of $2.7 million, collateralized by a mortgage on the Recreation Facilities. The Company repaid that note during fiscal 1996.

The Company leases approximately 1,300 square feet of office space in West Palm Beach from CV Reit for a monthly rental of approximately $1,100.

The Company intends to resolve any conflicts which may arise between the Company and CV Reit by referring such conflicts to an independent committee of its Board of Directors. Since Mr. Levy is both a director of the Company and a principal stockholder of CV
Reit, Mr. Levy would not serve on any such committee.


Certain officers and/or directors of the Company were previously officers and/or directors of CV Reit.

     Cenvill Recreation

Cenvill Recreation consists of a group of companies owned, in various percentages, by Mr. Levy and his family. During fiscal 1996, Cenvill Recreation occupied approximately 1,600 square feet of office space at the Company's Administration Building at the Century Village at Boca Raton and paid the Company approximately $500 per month on a month-to-month basis.

     H. Irwin Levy

In September 1994, the Company and Mr. Levy entered into an unsecured revolving credit agreement allowing the Company to borrow up to $750,000 from Mr. Levy through May 1, 1997, as extended (see
Note 4 to Consolidated Financial Statements). For a one week period in July 1995, the outstanding balance under this agreement was increased to $1,030,000, which amount was reduced to $390,000 by July 31, 1995 and repaid in September 1995. Since that repayment, the Company has not made any further borrowings under this agreement.


Employees

At July 31, 1996, the Company employed 221 persons including 99 in construction related activities (54 covered by a collective bargaining agreement), 58 in recreation and maintenance activities, and 64 in sales, administration and other activities. The Company believes that its relations with its employees and subcontractors are satisfactory.



Item 2.  Properties

In addition to the Company's residential development property described in Item 1, at July 31, 1996, the Company's properties included: (i) several buildings within Century Village, aggregating approximately 37,000 square feet, used for commercial purposes, including administration, sales, models and health care services; and (ii) the approximately 23,000 square foot Administration Building at the Century Village in Boca Raton, of which the Company occupies approximately 2,000 square feet as executive and administrative offices. The aggregate book value of the foregoing properties was approximately $1 million at July 31, 1996.




During fiscal 1995, the Company sold approximately 29 acres of unimproved land in Coconut Creek, Florida for $1,975,000, an amount which approximated book value.

See Note 4 to Consolidated Financial Statements for a description of the mortgages to which the Company's properties are subject.



Item 3.  Legal Proceedings

On September 16, 1993, the Company filed a Complaint in the Circuit Court, Seventh Judicial Circuit, in and for Volusia County, Florida, seeking unspecified damages against a utility company, claiming inverse condemnation and trespass at the Company's Glen Abbey project. On March 18, 1994, the Court granted a Motion for Summary Judgment holding the defendant liable for trespass and inverse condemnation. On April 5, 1995, the Court vacated the Summary Judgment and in February 1996, the Court ruled that the Company is not entitled to recovery under the theory of inverse condemnation. The trespass claims, which include a claim for damages caused by flooding, have not been tried and no trial date has been set. The Company has appealed the Court's decision. If the Appellate Court reverses the order, the inverse condemnation damages claim would be remanded to the Circuit Court. The Company also expects to pursue its trespass claims.

The Company is unable to predict the outcome of an appeal or the amount of damages, if any, which may be awarded to the Company on either the trespass or inverse condemnation claims. In addition, any award of damages to the Company will be subject to appeal by the defendant and, accordingly, there can be no assurance that the Company will ultimately recover any damages.

The Company is not presently a party to any other material pending litigation. However, the Company is involved from time to time in litigation arising in the ordinary course of its business, none of which is expected to have a material adverse effect on the Company's financial condition.



Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the Company's 1996 fiscal year.







                             PART II



Item 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters

The Company's Common Stock is traded on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") Small-Cap Market under the symbol HCDV. The following tables set forth the market price range of the Common Stock for each quarter during the years ended July 31, 1996 and 1995, based on the high and low closing bid prices as reported on the NASDAQ Small-Cap Market. Such high and low bid prices reflect interdealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions. No cash dividends were declared by the Company on the Common Stock during those periods.


                                             Market
                                           Price Range
                                        -----------------
                                        High         Low
            1996                        -----       -----
            ----
          First Quarter                 4-7/8       4-1/8
          Second Quarter                4-3/4       4-1/4
          Third Quarter                 4-3/4       4-1/4
          Fourth Quarter                5           4-1/4

            1995
            ----
          First Quarter                 4-7/8       4-1/2
          Second Quarter                4-7/8       4-1/2
          Third Quarter                 4-7/8       4-1/2
          Fourth Quarter                4-7/8       4-3/8



As of July 31, 1996, the Company had 2,362,320 shares of Common
Stock outstanding and 365 holders of record of such stock.

The Company does not anticipate paying cash dividends on the Common Stock in the foreseeable future based on its expected operating cash flow requirements (see Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and
Capital Resources).   The Delaware General Corporation Law
prohibits the Company from paying dividends or otherwise distributing funds to its stockholders, except out of legally available funds. The declaration and payment of dividends on the Company's Common Stock and the amount thereof will be dependent upon the Company's results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. No assurance can be given that the Company will pay any dividends on the Common Stock.



Item 6.  Selected Financial Data
         (dollars in thousands, except per share data)

The Company's operations commenced in connection with the purchase of certain assets on July 31, 1992. Allocations have been made to reflect the fair value of the assets acquired resulting in asset bases which differ from those of the previous owner. In addition, certain of the Company's operating policies and accounting procedures may be different from those of the previous owner. Accordingly, comparative financial data for the year ended July 31, 1992 is not presented since it would be neither comparable nor informative. The following should be read in conjunction with the Company's Consolidated Financial Statements, accompanying notes and other financial information included herein:


                                                 Year Ended July 31,
                                      ----------------------------------------
                                       1996        1995       1994     1993
                                     ---------  ---------  --------- ---------
Operating Statement Data:
  Sales of condominium apartments     $30,917    $37,340    $35,992   $24,809
                                     =========  =========  ========= =========

  Total revenues                      $43,030    $51,313    $47,236   $35,317
                                     =========  =========  ========= =========
  Income (loss) before
    income tax expense (benefit)     ($   675)   $   983    $   512   $   343

  Income tax expense (benefit)           (237)       378        223       134
                                     ---------  ---------  --------- ---------
  Net income (loss)                      (438)       605        289       209

  Preferred stock dividends                -         333        500       502
                                     ---------  ---------  --------- ---------
  Net income (loss) applicable
    to common stock                  ($   438)   $   272   ($   211) ($   293)
                                     =========  =========  ========= =========
  Net income (loss) per common share    ($.19)      $.11      ($.09)    ($.12)
                                     =========  =========  ========= =========
  Average common shares
    considered outstanding           2,362,320  2,506,562  2,352,320 2,363,286
                                     =========  =========  ========= =========










                                                   July 31,
                                    -------------------------------------
                                     1996     1995        1994     1993
                                    -------  -------     -------  -------
Balance Sheet Data:
  Inventories and
    properties held for
    development and sale            $30,234  $35,383     $40,227  $40,088
                                    =======  =======     =======  =======

  Total assets                      $53,595  $58,137     $64,743  $66,402
                                    =======  =======     =======  =======

  Borrowings                        $45,348  $48,611     $49,637  $53,229
                                    =======  =======     =======  =======

  Stockholders' equity              $ 1,835  $ 2,273(a)  $ 6,986  $ 7,197
                                    =======  =======     =======  =======


----------
(a) On March 31, 1995, the Company redeemed its $5 million of 10% Cumulative Preferred Stock in exchange for a $5 million note payable.



Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Results of Operations

                      1996 Compared to 1995


During the year ended July 31, 1996, the Company reported a net loss attributable to common stock of $438,000 on total revenues of $43 million, as compared to net income attributable to common stock of $272,000 on revenues of $51.3 million in the year ended July 31, 1995.

The Company's primary sources of revenues are the design, development, construction, marketing and sale of condominium apartments at the Century Village at Pembroke Pines adult condominium community ("Century Village") and the operation of the recreation facilities (the "Recreation Facilities") located at that project. For the year ended July 31, 1996, revenues from sales of condominium apartments at Century Village represented approximately 72% of total revenues while producing an average gross margin (sales revenues less cost of sales, as a percentage of sales revenues) of 14% as compared to 73% of total revenues at an average gross margin of 18% for the corresponding period ended July 31, 1995. The following table presents pertinent information related to deliveries of condominium apartments at Century Village.


                      Deliveries - Year Ended July 31,
            ----------------------------------------------------
                  1996                                1995
   ---------------------------------    ----------------------------------
    Number            Average            Number             Average
   of Units  Revenues  Sales   Gross    of Units   Revenues  Sales   Gross
   Delivered  (000's)  Price  Margin    Delivered   (000's)  Price  Margin
   --------- -------- ------- ------    ---------  -------- ------- ------

         409    $30,917  $75,600   14%        479     $37,340  $78,000  18%


Revenues from sales of condominium apartments are recognized only upon the closing (delivery) of the sales contract. Fluctuations in average sales prices at Century Village are generally a function of the location of condominium buildings (e.g. lakefront) and to a lesser extent, the mix of condominium apartments within the building. The 4% decrease in gross margin principally reflects the $2,400 decrease in the average sales price of units delivered in 1996, primarily attributable to the commencement of deliveries in November 1995 in a section where there are no lakefront buildings. Gross margins also declined due to higher per unit cost of sales on all units delivered in fiscal 1996, primarily attributable to an overall rise in construction costs (spurred by normal cost increases and by additional requirements imposed by governmental agencies) and site improvement costs, which were partially offset by lower per unit land costs associated with units delivered in the aforementioned section.

A comparison of the Company's inventories and backlog (under contract for sale but not yet delivered) at Century Village follows:
                       July 31, 1996          July 31, 1995
                   ---------------------  ---------------------
                         Number of              Number of
                        Condominium            Condominium
                        Apartments             Apartments
                   ---------------------  ---------------------
                   Completed              Completed
                   or Under               or Under
                   Construction  Backlog  Construction  Backlog
                   ------------  -------  ------------  -------
Completed but not
  yet delivered         53          30         50          29
Under construction     708         197        620         190
                       ---         ---        ---         ---
                       761         227        670         219
                       ===         ===        ===         ===
Aggregate sales
  value (000's)                  $18,256                $16,694

Average sales price              $80,400                $76,200


Based upon the 227 sales contracts in backlog for Century Village at July 31, 1996, a significant portion of which are expected to be delivered within the next nine months, the Company anticipates an increase in average sales prices for fiscal 1997 deliveries. The Company also anticipates an increase in the average per unit cost of sales, although to a lesser extent, primarily attributable to higher construction costs. As a result, the gross margin for fiscal 1997 is expected to increase accordingly.

For each of the years ended July 31, 1996 and 1995, the Company entered into 417 new sales contracts (net of cancellations) at Century Village with an aggregate sales value of $32.1 million and $32.2 million, respectively, and an average sales price of $76,900 and $77,200, respectively.

For the years ended July 31, 1996 and 1995, recreation and maintenance fees were $8.3 million and $7.5 million, respectively, consisting of $5.9 million and $5.3 million, respectively, of revenues pursuant to long-term leases ("Recreation Leases") of the Recreation Facilities with unit owners occupying approximately 6,900 Century Village condominium apartments delivered through July 31, 1996 and $2.4 million and $2.2 million, respectively, of revenues from master management agreements, under which the Company provides certain maintenance and community services. These revenues will continue to increase annually principally due to future deliveries of condominium apartments and specified contractual increases in monthly fees in accordance with the Recreation Leases. The Recreation Leases and the master management agreements provide that increases and decreases in operating costs are passed through to the unit owners, subject to a guaranteed rate generally for three years.

For both years ended July 31, 1996 and 1995, other revenues amounted to $3.5 million and principally consisted of revenues from the golf course operations at Century Village, real estate brokerage commissions at the four Century Village communities in southeast Florida, social program activities at the Recreation Facilities and title insurance agency services provided on sales at Century Village (see Note 6 to Consolidated Financial Statements). Other revenues are not expected to fluctuate significantly during fiscal 1997.

Operating costs amounted to $7.6 million for the year ended July 31, 1996, as compared to $7.3 million for the previous fiscal year, and consisted principally of costs incurred for the operation of the Recreation Facilities, the master management agreements, four real estate brokerage offices and the Company's title insurance agency. The $.3 million increase in operating costs is primarily attributable to normal increases of certain expenses associated with the Recreation Facilities and master management operations. Operating cost increases related to these operations are generally passed through to unit owners at Century Village in the form of increased recreation and maintenance fees, subject to the aforementioned three year guarantee.

Interest incurred for the year ended July 31, 1996 amounted to $5.3 million as compared to $5.2 for the year ended July 31, 1995. Interest capitalized to inventories at Century Village and Glen Abbey approximated $2.9 million in 1996, as compared to $3.4 in the previous fiscal year, resulting in net interest expense of $2.4 million and $1.8 million, respectively. The decreased capitalized interest principally resulted from lower average inventories on which to capitalize interest. The Company expects interest incurred to decline during fiscal 1997 due to anticipated reductions in its borrowings.

During each of the fiscal years ended July 31, 1996 and 1995, selling and marketing costs expensed amounted to $3.8 million and $4.2 million, respectively, primarily attributable to 70 less deliveries of condominium apartments in fiscal 1996. Selling and marketing costs are capitalized and amortized to expense as condominium apartments are delivered at Century Village, based on the average capitalized cost per apartment sold. Selling and marketing expenses are expected to fluctuate during fiscal 1997 based on fluctuations in the number of units delivered.

General and administrative expenses for the years ended July 31, 1996 and 1995 were $1.7 million and $2.3 million, respectively. Generally these expenses consist of corporate overhead and administration of Century Village. However, during fiscal 1996 and 1995, general and administrative expenses included $.2 million and $.7 million, respectively, of non-recurring items consisting of:
(i) professional fees incurred during 1996 and 1995 in a lawsuit brought by the Company against a utility company for damages and reimbursement of professional fees at the Company's Glen Abbey project (see Item 3, Legal Proceedings); (ii) costs incurred during 1995 to explore the potential acquisition of a tract of land for a future project, which was determined not to be feasible; and,
(iii) costs related to a change in health insurance programs during 1995. Excluding these non-recurring costs, general and administrative expenses for fiscal 1996 decreased by approximately $.1 million as compared to the preceding year, primarily due to reductions in administrative salaries.

                      1995 Compared to 1994

During the year ended July 31, 1995, the Company reported net income of $605,000 on total revenues of $51.3 million, as compared to net income of $289,000 on revenues of $47.2 million in the year ended July 31, 1994. After giving effect to preferred stock dividends, the net income attributable to common stock was $272,000 as compared to a net loss of $211,000, respectively.



For the year ended July 31, 1995, revenues from sales of condominium apartments at Century Village represented approximately 73% of total revenues while producing an average gross margin of 18% as compared to 76% of total revenues at an average gross margin of 15% for the corresponding period ended July 31, 1994. The following table presents pertinent information related to deliveries of condominium apartments at Century Village:



                         Deliveries - Year Ended July 31,
                 ---------------------------------------------------
                      1995                               1994
       ---------------------------------   ----------------------------------
        Number            Average           Number             Average
       of Units  Revenues  Sales   Gross   of Units   Revenues  Sales   Gross
       Delivered  (000's)  Price  Margin   Delivered   (000's)  Price  Margin
       --------- -------- ------- ------   ---------  -------- ------- ------

          479    $37,340  $78,000   18%       491     $35,992  $73,300  15%



Revenues from sales of condominium apartments are recognized only upon the closing (delivery) of the sales contract. Fluctuations in average sales prices at Century Village are generally a function of the location of condominium buildings (e.g. lakefront) and to a lesser extent, the mix of condominium apartments within the building. The 3% increase in gross margin is principally attributable to the $4,700 increase in the average sales price of units delivered in 1995. This increase was partially offset by an increase in cost of sales caused by higher interest cost on the Company's variable rate borrowings, brought about by increases in the prime rate, and normal increases in per unit construction and site improvement costs.

A comparison of the Company's inventories and backlog (under contract for sale but not yet delivered) at Century Village follows:
















                       July 31, 1995          July 31, 1994
                   ---------------------  ---------------------
                         Number of              Number of
                        Condominium            Condominium
                        Apartments             Apartments
                   ---------------------  ---------------------
                   Completed              Completed
                   or Under               or Under
                   Construction  Backlog  Construction  Backlog
                   ------------  -------  ------------  -------
Completed but not
  yet delivered         50          29         33          25
Under construction     620         190        496         256
                       ---         ---        ---         ---
                       670         219        529         281
                       ===         ===        ===         ===
Aggregate sales
  value (000's)                  $16,694                $21,361

Average sales price              $76,200                $76,000



A comparison of the Company's new sales orders at Century Village is presented below:

                                 Year Ended
                                   July 31,
                              ------------------
                               1995       1994
                              -------    -------
      New sales orders (a)      417        515
      Aggregate sales
        value (000's)         $32,200    $38,500
      Average sales price     $77,200    $74,800

      ________
        (a)    Net of cancellations.


Management believes that the decline in the Company's sales activity was attributable to an increase in the number of prior year sales as a result of the damage caused by Hurricane Andrew, general economic conditions, and a relatively mild winter in the northeast.

During the years ended July 31, 1995 and 1994, revenues from sales of real estate (excluding Glen Abbey) amounted to approximately $2.1 million and $.4 million, respectively, and consisted of property located in Coconut Creek, Florida, the cost of which approximated net sales proceeds.


For the years ended July 31, 1995 and 1994, recreation and maintenance fees were $7.5 million and $6.8 million, respectively, consisting of $5.3 million and $4.8 million, respectively, of revenues pursuant to the long-term Recreation Leases of the Recreation Facilities with unit owners occupying approximately 6,500 Century Village condominium apartments delivered through July 31, 1995 and $2.2 million and $2 million, respectively, of revenues from master management agreements, under which the Company provides certain maintenance and community services.

For both years ended July 31, 1995 and 1994, other revenues amounted to $3.5 million and principally consisted of revenues from the golf course operations at Century Village, real estate brokerage commissions at the four Century Village communities in southeast Florida, social program activities at the Recreation Facilities and title insurance agency services provided on sales at Century Village (see Note 6 to Consolidated Financial Statements).

Operating costs amounted to $7.3 million for the year ended July 31, 1995, as compared to $6.9 million for the previous fiscal year, and consisted principally of costs incurred for the operation of the Recreation Facilities, the master management agreements, four real estate brokerage offices and the Company's title insurance agency. The $.4 million increase in operating costs is primarily attributable to normal increases of certain expenses associated with the Recreation Facilities and master management operations.

Interest incurred for the year ended July 31, 1995 amounted to $5.2 million as compared to $4.9 for the year ended July 31, 1994. Interest capitalized to inventories at Century Village and Glen Abbey approximated $3.4 million in 1995, as compared to $3.2 in the previous fiscal year, resulting in net interest expense of $1.8 million and $1.7 million, respectively. Interest incurred, which is based on borrowings whose interest rates are substantially tied to the prime rate (see Note 4 to Consolidated Financial Statements), increased during fiscal 1995 principally due to a 1.5% rise in the prime rate which occurred during the fiscal year. In addition, effective March 31, 1995, the Company redeemed its $5 million 10% Preferred Stock in exchange for a $5 million 10% note.

During the fiscal years ended July 31, 1995 and 1994, selling and marketing costs expensed were $4.2 million and $3.6 million, respectively, primarily attributable to the reduced sales pace in fiscal 1995. Selling and marketing costs incurred are capitalized and amortized to expense as condominium apartments are delivered at Century Village, based on the average capitalized cost per apartment sold.



General and administrative expenses generally consist of corporate overhead and administration of Century Village. However, fiscal 1995 general and administrative expenses also reflect approximately $.7 million of non-recurring items consisting of: (i) professional fees incurred in a lawsuit brought by the Company against a utility company for damages and reimbursement of professional fees at the Company's Glen Abbey project (see Item 3, Legal Proceedings); (ii) costs incurred to explore the potential acquisition of a tract of land for a future project, which was determined not to be feasible; and, (iii) costs related to a change in health insurance programs. Excluding these non-recurring costs, general and administrative expenses for fiscal 1995 decreased by approximately $.2 million as compared to the preceding year, primarily due to reductions in administrative salaries.


LIQUIDITY AND CAPITAL RESOURCES

For the years ended July 31, 1996 and 1995, the Company generated net cash flow from operating activities of $5.2 million and $6.8 million, respectively. Of these amounts, cash flow attributable to net reductions in real estate inventories amounted to $5.1 million in each year, principally due to delivery of 409 and 479 condominium apartments, in fiscal 1996 and 1995, respectively, and the sale of unimproved land in Coconut Creek during fiscal 1995.
As a result of the positive cash flow from operations, the Company was able to reduce net borrowings by $3.3 million and $6 million during fiscal 1996 and 1995, respectively. The 1995 decrease was net of a $5 million increase in borrowings in connection with the Company's redemption of its Preferred Stock. Although the Company has been successful in generating positive cash flow from operating activities since its inception in July 1992, there is no assurance that the Company will be able to achieve or sustain positive cash flow from operating activities in the future.

For the year ended July 31, 1996, net cash flow used by investment activities amounted to $1.9 million, as compared with $.5 million in the previous year. The 1996 amount reflects the recently completed Club Health which is part of the Recreation Facilities (see Business - Residential Development - Century Village).

The Company's borrowings at July 31, 1996 amounted to $45.3 million, substantially due to CV Reit. See Note 4 to Consolidated Financial Statements for a description of the Company's borrowings. This amount includes $25 million which presently requires monthly interest only payments but which is scheduled to be converted by July 31, 1998 to an 11%, 25 year self-amortizing loan providing for equal monthly payments of principal and interest. Substantially all of the remaining $6.9 million of borrowings (excluding the CV Reit lines of credit - see below) matures in fiscal 1998, including $1.9 million which requires principal payments based on release prices of condominium apartments or homesites delivered. The Company's borrowings require interest payments generally on a monthly basis.

The Company's cash flow from operations, net of its construction and other operating requirements, has not been sufficient to satisfy its payment obligations required under its borrowings. Consequently, the Company has relied on borrowings under its lines of credit from CV Reit (the "Lines of Credit" - see Note 4 to Consolidated Financial Statements), amounting to $15 million at July 31, 1996, of which $7.5 million matures in fiscal 1997 and $7.5 million in fiscal 1998. At July 31, 1996, the outstanding balance of the Lines of Credit was $13.4 million. The Company also has a revolving credit agreement with H. Irwin Levy, Chairman of the Board and Chief Executive Officer of the Company, under which the Company may borrow up to $750,000 through May 1997 (the "Levy Note" - see Note 4 to Consolidated Financial Statements). Since September 1995, there has been no outstanding balance under the Levy Note. The Company anticipates that funds generated in the ordinary course of business and availability under the Lines of Credit and the Levy Note will be sufficient to satisfy its cash flow needs.

The amount of available funds under the Lines of Credit is limited based on available collateral, as defined. At July 31, 1996, the available collateral exceeded the outstanding balance of the Lines of Credit by approximately $4.2 million. The Company also is restricted from incurring or guaranteeing additional debt financing under certain circumstances (see Note 4 to Consolidated Financial Statements). Substantially all the Company's assets are pledged as collateral for the Company's borrowings.

The Company attempts to minimize its investment in inventory. In addition to construction of condominium apartments at Century Village and development of homesites at Glen Abbey, significant capital outlays for amenities and infrastructure are required in advance of deliveries of apartments and homesites. The Company has no material commitments for capital expenditures other than those incurred in connection with its development and construction activities in the ordinary course of business at Century Village and Glen Abbey. To complete Century Village, the Company will incur costs in connection with the remaining 869 apartments to be delivered, including the construction of the condominium buildings and infrastructure improvements, including the installation of water and sewer service, drainage facilities, paving and grading, and landscaping. Substantially all of the Recreation Facilities have already been completed. At Glen Abbey, homesite improvements will include water and sewer service, drainage facilities, and paving and grading.




The Company's current major business activities consist of development and other real estate related activities principally at Century Village. As of July 31, 1996, 89% of the planned community had been delivered and approximately 869 condominium apartments remained to be delivered. If the Company engages in future real estate development activities, it will require outside financing which may or may not be available. In the event the Company decides not to engage in any further real estate development activities, its long-term revenues are anticipated to be generated principally from net revenues derived under the long-term Recreation Leases, net of the related debt service requirement, and from earnings on funds expected to be available from deliveries of Century Village condominium apartments. In that event, the Company anticipates that its revenues will be sufficient to satisfy its cash requirements. However, there is no assurance that revenues will be sufficient for such purposes.

INFLATION

The Company, as well as the home building industry in general, may be adversely affected during periods of high inflation, primarily because of higher material, labor and financing costs. In particular, interest rates on a significant portion of the Company's borrowings are variable subject to a floor of 9% and a ceiling of 11%. Increases in the prime rate could result in increased interest cost to the Company in addition to possible reduced sales activity, potentially resulting in reduced profitability. The Company may attempt to pass through to its customers any increases in costs through increased selling prices. However, this may not always be possible due to competitive factors in the marketplace.

FORWARD LOOKING INFORMATION:  CERTAIN CAUTIONARY STATEMENTS

Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K, that are not related to historical results, are forward looking statements. Actual results may differ materially from those projected or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate. These forward looking statements involve risks and uncertainties including but not limited to the Company's future cash flows and liquidity, gross margins, revenues and expenses, the effect of conditions in the residential real estate market and the economy in general, the level and volatility of interest rates, as well as certain other risks described in this report. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere described in this Form 10-K.




Item 8.  Financial Statements and Supplementary Data




      Table of Contents to Consolidated Financial Statements



                                                              Page
                                                              ----

Report of Independent Certified Public Accountants             27

Consolidated Financial Statements:

   Balance Sheets - July 31, 1996 and 1995                     28

   Statements of Operations -
      Years Ended July 31, 1996, 1995 and 1994                 29

   Statements of Stockholders' Equity -
      Years Ended July 31, 1996, 1995 and 1994                 30

   Statements of Cash Flows -
      Years Ended July 31, 1996, 1995 and 1994                 31

   Notes to Consolidated Financial Statements                32-42












      Schedules are omitted because the amounts are not material or such required disclosures are set forth in the
        consolidated financial statements or the notes thereto.










        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors
  of Hilcoast Development Corp.
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Hilcoast Development Corp. and subsidiaries as of July 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hilcoast Development Corp. and subsidiaries at July 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1996 in conformity with generally accepted accounting principles.




                         BDO SEIDMAN, LLP


Miami, Florida
September 20, 1996








HILCOAST DEVELOPMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)


                                                  July 31,
                                             ------------------
            ASSETS (Note 4)                    1996       1995
           ---------------                   -------    -------
Cash:
  Unrestricted                               $    21    $    46
  Restricted                                     773        764
Inventories and properties held
  for development and sale (Note 2)           30,234     35,383
Property and equipment, net of
  accumulated depreciation (Note 3)           19,754     19,110
Prepayments and other assets                   2,813      2,834
                                             -------    -------
                                             $53,595    $58,137
                                             =======    =======
            LIABILITIES
            -----------

Borrowings  (Note 4)                         $45,348    $48,611
Accounts payable, accruals and
  other liabilities                            3,993      4,680
Deposits, principally from customers           2,033      1,933
Deferred income taxes (Note 5)                   386        640
                                             -------    -------
       Total liabilities                      51,760     55,864
                                             -------    -------

Contingencies  (Note 7)


       STOCKHOLDERS' EQUITY
            (Note 8)
       --------------------

10% Cumulative Peferred Stock; $1,000
  stated value; shares authorized
  10,000; none outstanding                         -          -
Common Stock; $.01 par; shares authorized
  6,000,000;  outstanding 2,362,320               24         24
Additional paid-in capital                     2,481      2,481
Deficit                                         (670)      (232)
                                             -------    -------
       Total stockholders' equity              1,835      2,273
                                             -------    -------
                                             $53,595    $58,137
                                             =======    =======



See accompanying notes to consolidated financial statements.


HILCOAST DEVELOPMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

                                         Year Ended July 31,
                                   -------------------------------
                                      1996       1995      1994
Revenues:                          ---------  ---------  ---------
  Sales:
    Condominium apartments          $30,917    $37,340    $35,992
    Land and other                      367      2,918        926
  Recreation and maintenance fees     8,263      7,541      6,807
  Other  (Note 6)                     3,483      3,514      3,511
                                    -------    -------    -------
                                     43,030     51,313     47,236
                                    -------    -------    -------
Expenses:
  Cost of sales:
    Condominium apartments           26,678     30,717     30,682
    Land and other                      282      2,670        784
  Operating costs                     7,569      7,337      6,936
  Interest:
    Incurred                          5,318      5,158      4,870
    Capitalized                      (2,959)    (3,387)    (3,208)
  Depreciation                        1,279      1,255      1,205
  Selling and marketing               3,838      4,245      3,597
  General and administrative          1,700      2,335      1,858
                                    -------    -------    -------
                                     43,705     50,330     46,724
                                    -------    -------    -------

Income (loss) before income tax
  expense (benefit)                    (675)       983        512
Income tax expense (benefit)
  (Note 5)                             (237)       378        223
                                    -------    -------    -------
Net income (loss)                      (438)       605        289
Preferred stock dividends                -         333        500
                                    -------    -------    -------
Net income (loss) available
  for common stockholders          ($   438)   $   272    ($  211)
                                    =======    =======    =======
Net income (loss) per common share:
  Primary and fully diluted           ($.19)      $.11      ($.09)
                                    =======    =======    =======
Average common shares
  considered outstanding:
    Primary and fully diluted      2,362,320  2,506,562  2,352,320
                                   =========  =========  =========

See accompanying notes to consolidated financial statements.



HILCOAST DEVELOPMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)


                                                  Additional
                               Preferred  Common   Paid-In
                                 Stock     Stock   Capital    Deficit
                               ---------  ------  ----------  -------

Balances, July 31, 1993         $5,000     $ 24     $2,466     ($293)

Preferred Stock dividends            -        -          -      (500)

Net income for the year
  ended July 31, 1994                -        -          -       289
                                --------  ------   --------   -------

Balances, July 31, 1994          5,000       24      2,466      (504)

Preferred Stock dividends            -        -          -      (333)

Redemption of Preferred
  Stock                         (5,000)       -          -         -

Issuance of 10,000 shares
  of Common Stock pursu-
  ant to Stock Option Plan           -        -         15         -

Net income for the year
  ended July 31, 1995                -        -          -       605
                                -------   ------    -------   -------

Balances, July 31, 1995              -       24      2,481      (232)

Net loss for the year
  ended July 31, 1996                -        -          -      (438)
                                -------   ------    -------   -------

Balances, July 31, 1996         $    -    $  24     $2,481   ($  670)
                                =======   ======    =======   ======

















See accompanying notes to consolidated financial statements.



HILCOAST DEVELOPMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                        Year Ended July 31,
                                                   ----------------------------
                                                     1996      1995      1994
                                                  --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                               ($  438)  $   605   $   289
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation                                  1,279     1,255     1,205
      Deferred income tax expense (benefit)          (254)      283       223
      Changes in assets and liabilities:
        Decrease in inventories and properties
          held for development and sale             5,149     5,085        33
        (Increase) decrease in restricted cash         (9)      416     1,085
        Decrease in prepayments and other assets       21       243        14
        (Decrease) increase in accounts payable,
          accruals and other liabilities             (687)     (511)    1,573
        Increase (decrease) in deposits               100      (597)      348
                                                   -------  --------  --------
Net cash provided by operating activities           5,161     6,779     4,770
                                                   -------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment              (1,923)     (504)     (699)
                                                   -------  --------  --------
Net cash used by investing activities              (1,923)     (504)     (699)
                                                   -------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings:
    CV Reit                                        17,868    22,235    20,930
    Other                                             350     2,381        84
  Repayments on borrowings:
    CV Reit                                       (20,685)  (22,580)  (21,559)
    Other                                            (796)   (8,062)   (3,047)
  Cash dividends paid on Preferred Stock                -      (375)     (500)
  Proceeds on issuance of Common Stock                  -        15         -
                                                   -------  --------  --------
Net cash used by financing activities              (3,263)   (6,386)   (4,092)
                                                   -------  --------  --------

Net decrease in unrestricted cash during year         (25)     (111)      (21)
Unrestricted cash at beginning of year                 46       157       178
                                                   -------  --------  --------
Unrestricted cash at end of year                   $   21    $   46    $  157
                                                   =======  ========  ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                       $5,331    $5,079    $4,814
                                                   =======  ========  ========
    Income taxes                                   $  211    $    5    $    -
                                                   =======  ========  ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  FINANCING ACTIVITIES:
    Redemption of Preferred Stock in exchange
      for note payable                             $    -    $5,000    $    -
                                                   =======  ========  ========

See accompanying notes to consolidated financial statements.


HILCOAST DEVELOPMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Hilcoast Development Corp. and all wholly-owned subsidiaries (the
"Company"). Significant intercompany balances and transactions have been eliminated in consolidation.


     Business


The Company is engaged in the design, development, construction, marketing and sale of condominium apartments at Century Village at Pembroke Pines ("Century Village"), an adult condominium project in southeast Florida, the operation of the recreation facilities located at the project ("Recreation Facilities") and certain other real estate related businesses.

The Company is also engaged in the development and sale of single family homesites in a golf course community known as Glen Abbey in Volusia County, Florida.


     Revenue Recognition


Revenues from sales of real estate are recognized when closings have occurred and minimum down payment and other criteria are satisfied in accordance with generally accepted accounting principles governing profit recognition for real estate transactions.

Purchasers of Century Village condominium apartments lease certain of the Recreation Facilities under a 50 year lease arrangement.
Rents from these facilities are accounted for under the operating method.


     Restricted Cash


Restricted cash principally consists of escrow deposits received from purchasers of condominium apartments and in connection with the Company's real estate brokerage activities.


     Inventories and Properties Held for Development and Sale

Inventories and properties held for development and sale are stated at the lower of cost or estimated net realizable value. Interest, real estate taxes and similar costs are capitalized to land and construction costs during the development and construction period and are amortized to cost of sales as closings occur.


     Selling and Marketing Costs

Selling and marketing costs associated with Century Village are capitalized and amortized as related closings occur and revenues are recognized.


     Property, Equipment and Depreciation

Property and equipment, principally consisting of the Recreation
Facilities, is stated at cost. Major renewals and improvements are capitalized while replacements, maintenance and repairs not extending or improving the useful lives of assets are expensed as incurred. Depreciation is provided principally under the straight-line method over the estimated useful lives ranging from 3 to 40 years. Depreciation on certain construction related assets is capitalized and amortized to cost of sales as closings occur.


     Income Taxes

Income taxes are provided under the liability method in accordance with Statement of Financial Accounting Standards No. 109,
Accounting for Income Taxes.

The provision for income taxes includes deferred taxes resulting from temporary differences in the bases of assets and liabilities for tax and financial reporting purposes.


     Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income less Preferred Stock dividends by the weighted average number of common shares outstanding during the year, and is adjusted for the assumed conversion of shares issuable upon exercise of stock options, after the assumed repurchase of common
shares with the related proceeds.   Stock options have not been
included in the calculation for the years ended July 31, 1996 and 1994 as the effect would have been anti-dilutive. For the year ended July 31, 1995, 260,000 shares (equivalent to 144,435 shares using the treasury stock method) issuable upon exercise of options previously granted, have been treated as outstanding. These additional shares were included in the calculation of net income per common share because such options were exercisable at prices below the current market price.


     Statements of Cash Flows

For purposes of the statements of cash flows, the Company considers all unrestricted highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Financial Instruments

The carrying amounts of financial instruments including accounts payable and borrowings approximated fair value.

     Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board recently issued SFAS No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which the Company will be required to implement for its fiscal year ending July 31, 1997.
The statement requires that long-lived assets must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) from an asset to be held and used is less than the carrying value of the asset, an impairment loss must be recognized in the amount of the difference between the carrying value and fair value. Assets to be disposed must be valued at the lower of carrying value or fair value less costs to sell.

Management believes that if this standard were to be implemented currently, there would not be an impairment loss; however, until it is implemented, management will periodically reassess the Company's situation in relation to SFAS No.121.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 123 "Accounting for Stock-Based Compensation". SFAS 123 allows companies to continue to account for their stock option plans in accordance with APB Opinion 25 but encourages the adoption of a new accounting method which requires the recognition of compensation expense based on the estimated fair value of employee stock options. Companies electing not to follow the new fair value based method for stock options are required to provide expanded footnote disclosures, including pro forma net income and earnings per share. The Company expects to continue to account for its stock option plans in accordance with APB Opinion 25 and provide supplemental disclosures as required by SFAS 123.


(2) INVENTORIES AND PROPERTIES HELD FOR DEVELOPMENT AND SALE

Inventories and properties held for development and sale consist of the following (in thousands):

                                                    July 31,
                                               ------------------
                                                 1996      1995
   Century Village:                            -------    -------
     Land under development for
       condominium buildings                   $11,499    $16,041
     Condominium buildings completed
       or under construction                    14,197     15,243
     Capitalized interest                        1,972      1,643
                                               -------    -------
                                                27,668     32,927
   Land under development, Volusia
     County, Florida (Glen Abbey)                2,566      2,456
                                               -------    -------
                                               $30,234    $35,383
                                               =======    =======

Substantially all inventories and properties held for development and sale are pledged as collateral for indebtedness (Note 4).


(3)  PROPERTY AND EQUIPMENT

Major classifications of property and equipment are as follows
(in thousands):

                                                  July 31,
                                             ------------------
                                               1996       1995
                                             -------    -------
Recreation Facilities                        $21,205    $19,258
Commercial buildings and improvements          1,438      1,410
Machinery and equipment, primarily
  used in construction                         1,501      1,385
Golf course and golf course clubhouse          1,237      1,228
                                             -------    -------
                                              25,381     23,281
Less accumulated depreciation                  5,627      4,171
                                             -------    -------
                                             $19,754    $19,110
                                             =======    =======

Substantially all property and equipment is located in Century
Village and pledged as collateral for indebtedness (Note 4).


(4) BORROWINGS

Borrowings, substantially consisting of mortgage notes collateralized by all major assets of the Company, are summarized as follows (in thousands):

                                                  July 31,
                                             ------------------
                                               1996       1995
Mortgage notes payable                       -------    -------
  to CV Reit, Inc. ("CV Reit")
  (Note 4(a)):
    Term Loan                                $25,000    $26,477
    Lines of Credit                           13,415     12,140
    Preferred Stock Redemption Note            5,000      5,000
    Recreation Facilities Note                    -       1,700
    Land Acquisition Note                        564      1,350
    Glen Abbey Note                            1,320      1,449
                                             -------    -------
                                              45,299     48,116
                                             -------    -------
Levy Note  (Note 4(b))                            -         390
Other                                             49        105
                                             -------    -------
                                                  49        495
                                             -------    -------
                                             $45,348    $48,611
                                             =======    =======
(a)  CV Reit

     Term Loan/Lines of Credit

At July 31, 1996, the Company's loan agreement with CV Reit (the "Loan Agreement") primarily consisted of a term loan (the "Term Loan") and $15 million revolving lines of credit (the "Lines of Credit"). The Term Loan and $7.5 million of the Lines of Credit bear interest, payable monthly, at prime (8.25% at July 31, 1996) plus 3%, but in any event not less than 9% nor more than 11%, and mature on July 31, 1998, except as described below with respect to the conversion of the Term Loan. The remaining $7.5 million of the Lines of Credit bears interest, payable monthly, as follows: (i) $3 million at prime plus 3%, with a floor of 11%, which matures on May 31, 1997; (ii) $2.5 million at 12.5% of which $2 million matures on February 28, 1987 and $.5 million on May 31, 1997; and
(iii) $2 million at 12% which matures on November 30, 1996. Specific release prices, principally for the condominium apartments at Century Village, are required to be applied as permanent reductions of the Lines of Credit. The amount of available funds under the Lines of Credit is limited based on available collateral, as defined. The Term Loan and Lines of Credit are collateralized by all major assets of the Company.

Upon the earlier to occur of delivery of the last unit at Century Village or July 31, 1998, the Term Loan will be converted to an 11%, fixed rate, 25 year self-amortizing loan providing for equal monthly payments of principal and interest (the "Permanent Loan"). The Permanent Loan will be collateralized by the Recreation Facilities and may not be prepaid without incurring a prepayment penalty equal to the greater of 5% of the amount prepaid or an amount determined pursuant to a formula based upon the yield of certain U.S. Treasury Issues.

Until the Permanent Loan is satisfied in full, the wholly-owned subsidiary of the Company which owns the Recreation Facilities will not be permitted to incur or guarantee additional debt financing, except for that related to the operation of the Recreation
Facilities.

At July 31, 1996, there was approximately $300,000 outstanding in letters of credit issued by CV Reit to municipalities in connection with certain of the Company's development requirements at Century Village and Glen Abbey. In addition, a $1.5 million letter of credit has been issued by a bank for the benefit of the State of Florida, guaranteed by CV Reit, which allows the Company to utilize up to that amount of customer deposits previously required to be held in restricted escrow accounts.

   Preferred Stock Redemption Note

In March 1995, the Company redeemed its $5 million 10% Cumulative Preferred Stock owned by CV Reit, in exchange for a $5 million note payable to CV Reit, which is collateralized by the Recreation Facilities, bears interest, payable quarterly, at 10% and matures on July 31, 1998.

   Land Acquisition Note

In connection with the acquisition in August 1993 of land adjacent to Century Village, the Company issued a $1.35 million note to CV Reit, which is collateralized by the acquired land, bears interest, payable monthly, at 12%, matures on July 31, 1998 and provides for specific release prices based on sales of condominium apartments.

   Glen Abbey Note

The Glen Abbey Note is collateralized by the unsold homesites at the Glen Abbey project, bears interest, payable monthly, at prime plus 3%, but in no event less than 9% nor more than 11%, matures on December 31, 1997 and is recourse to the extent of the Company's guarantee of the first $1.5 million principal of the note.
Payments of principal are based on release prices for the homesites.

(b)  Levy Note

The Company and H. Irwin Levy have entered into an unsecured revolving credit agreement ("Levy Note") allowing the Company to borrow up to $750,000 from Mr. Levy in the event the Company's availability under the CV Reit Lines of Credit does not exceed $50,000. The Levy Note bears interest, payable monthly, at prime plus 1/2% and matures on May 1, 1997, as extended.

Mr. Levy is the Chairman of the Board and Chief Executive Officer of the Company and is a principal stockholder of CV Reit.

(c)  Maturities

Scheduled and estimated maturities of the Company's borrowings are as follows (in thousands):

          Year ended July 31,
              1997                     $ 6,768
              1998                      12,740
              1999                         440
              2000                         463
              2001                         489
              Thereafter                24,448
                                       -------
                                       $45,348
                                       =======

(5)   INCOME TAXES

(a)  The provision for income taxes is as follows:

                                        July 31,
                                 ----------------------
                                  1996    1995    1994
        Current:                 ------  ------  ------
          Federal                 $ 14    $ 93    $  -
          State                      3       2       -
                                  ----    ----    ----
                                    17      95       -
        Deferred:                 ----    ----    ----
          Federal                 (217)    235     190
          State                    (37)     48      33
                                  ----    ----    ----
                                  (254)    283     223
                                  ----    ----    ----
                                 ($237)   $378    $223
                                  ====    ====    ====



(b) Income tax expense differs from the amount computed by multiplying income before income tax expense by the statutory federal income tax rate principally due to state income taxes.


(c) The approximate effect of temporary differences and carry-forwards that gave rise to deferred tax assets and liabilities were as follows (in thousands):

                                                    July 31,
                                                 --------------
                                                  1996    1995
     Deferred tax liabilities:                   ------  ------
       Differences in reporting selling and
         marketing expense for tax purposes      $  746  $  725
       Differences in reporting interest
         expense for tax purposes                   241     166
       Excess tax over book depreciation            191     199
       Other                                         15       -
                                                 ------  ------
                                                  1,193   1,090
                                                 ------  ------
    Deferred tax assets:
       Differences in reporting inventory
         for tax purposes                           (25)     (5)
       Net operating loss carryforward             (673)   (347)
       Alternative minimum tax carryforward        (106)    (93)
       Other                                         (3)     (5)
                                                 ------  ------
                                                   (807)   (450)
                                                 ------  ------
         Net deferred tax liabilities            $  386  $  640
                                                 ======  ======



(d) As of July 31, 1996, the Company had a net operating loss carryforward for tax purposes of approximately $1.8 million which expires from 2009 through 2011.



(6)   OTHER REVENUES

Other revenues consist of the following (in thousands):







                                       Year Ended July 31,
                                     ------------------------
                                      1996     1995     1994
                                     ------   ------   ------

      Golf course operations         $1,090   $1,081   $1,149
      Real estate brokerage           1,004    1,028      843
      Social program activities         591      562      515
      Title insurance agency            371      413      447
      Consulting fees (a)               143      120      120
      Other                             284      310      437
                                     ------   ------   ------
                                     $3,483   $3,514   $3,511
                                     ======   ======   ======

________
(a) Effective July 31, 1992, the Company and CV Reit entered into a consulting and advisory agreement under which the Company provides investment, advisory, consulting and administrative services to CV Reit, excluding matters related to the Company's indebtedness to CV Reit. The agreement, which originally expired on July 31, 1994, has been extended to July 31, 1997, provides for payment of monthly fees of $10,000 plus reimbursement of out of pocket expenses, and may be terminated upon 180 days notice by the Company and upon 30 days notice by CV Reit.


(7) CONTINGENCIES

(a) On September 16, 1993, the Company filed a Complaint in the Circuit Court, Seventh Judicial Circuit, in and for Volusia County, Florida, seeking unspecified damages against a utility company, claiming inverse condemnation and trespass at the Company's Glen Abbey project. On March 18, 1994, the Court granted a Motion for Summary Judgment holding the defendant liable for trespass and inverse condemnation. On April 5, 1995, the Court vacated the Summary Judgment and in February 1996, the Court ruled that the Company is not entitled to recovery under the theory of inverse condemnation. The trespass claims, which include a claim for damages caused by flooding, have not been tried and no trial date has been set. The Company has appealed the Court's decision. If the Appellate Court reverses the order, the inverse condemnation damages claim would be remanded to the Circuit Court. The Company also expects to pursue its trespass claim.

    The Company is unable to predict the outcome of an appeal or the amount of damages, if any, which may be awarded to the Company on either the trespass or inverse condemnation claims. In addition, any award of damages to the Company will be subject to appeal by the defendant and, accordingly, there can be no assurance that the Company will ultimately recover any damages.

(b) The Company is subject to various claims, complaints and performance guarantees in the ordinary course of operations, including obligations relating to performance and maintenance bonds (or letters of credit in lieu thereof), completion of the Recreation Facilities, subsidies for condominium associations, and condominium owner warranties.

In Management's opinion, the ultimate outcome of the aforementioned matters will not have a material adverse effect on the Company's financial condition.

(8) STOCK OPTION PLAN

The Company has two stock option plans: (i) the 1992 Stock Option Plan (the "1992 Plan"); and (ii) the 1995 Stock Option Plan (the "1995 Plan"). The Company has reserved 300,000 shares of Common Stock for issuance under each plan, of which options to purchase 285,000 shares and 40,000 shares, respectively, have been granted (at option prices equal to or exceeding fair market value at date of grant) to various directors and officers of the Company, generally becoming exercisable commencing two or three years from date of grant and expiring seven or ten years from date of grant. A summary of changes in common stock options follows:

                                     Number of    Option
                                       Shares      Price
                                     ---------  -----------
1992 Plan

Outstanding at July 31, 1992          250,000   $1.50-$4.00
Granted during fiscal 1993             35,000   $2.63-$4.00
                                      -------
Outstanding at July 31, 1993
   and 1994                           285,000   $1.50-$4.00
Exercised during fiscal 1995          (10,000)  $1.50
                                      -------

Outstanding at July 31,
  1995 and 1996                       275,000   $1.50-$4.00
                                      =======
Exercisable at July 31:
   1996                               269,000   $1.50-$4.00
                                      =======
   1995                               215,000   $1.50-$4.00
                                      =======
   1994                               101,500   $1.50
                                      =======



                                     Number of    Option
                                       Shares      Price
                                     ---------  -----------
1995 Plan

Granted during fiscal 1996 and
  outstanding at July 31, 1996         40,000   $4.38
                                      =======
Exercisable at July 31, 1996              -
                                      =======



(9)  RECENT DEVELOPMENT - PROPOSED MERGER

On August 12, 1996, the Company's Board of Directors received an unsolicited proposal from Mr. Levy, contemplating a merger of the Company and a newly formed acquisition company to be organized by Mr. Levy, pursuant to which each of the Company's outstanding shares of Common Stock would be converted into $6.00 cash. A special independent committee of the Board has been appointed to consider the proposal and in connection therewith, has engaged financial and legal advisors.

The proposed merger is subject to approval of the Company's Board of Directors and shareholders and a number of other material conditions, including negotiation of a definitive agreement and compliance with all applicable regulatory and governmental requirements. Accordingly, there can be no assurance that the proposed merger will be consummated.





















Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure


                      None




                             PART III




Item 10.  Directors and Executive Officers of the Registrant

For information concerning this item, see the text under the caption "Election of Directors" and "Management" in the Company's definitive Proxy Statement (the "Proxy Statement") to be filed with respect to the Company's 1996 Annual Meeting of Stockholders, which information is incorporated herein by reference.


Item 11.  Executive Compensation

For information concerning this item, see the text and tables under the caption "Executive Compensation", "Report on Compensation" and the graph under the caption "Performance Graph", in the Proxy Statement, which information is incorporated herein by reference.



Item 12. Security Ownership of Certain Beneficial Owners and Management

For information concerning this item, see the table and text of "Security Ownership" and "Management" in the Proxy Statement, which information is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

For information concerning this item, see the text under the caption "Certain Transactions" in the Proxy Statement, which information is incorporated herein by reference.









                             PART IV



Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K



(a) (1)   List of Consolidated Financial Statements:

          Report of Independent Certified Public Accountants

          Consolidated Balance Sheets - July 31, 1996 and 1995

          Consolidated Statements of Operations -
             Years Ended July 31, 1996, 1995 and 1994

          Consolidated Statements of Stockholders' Equity -
             Years Ended July 31, 1996, 1995 and 1994

          Consolidated Statements of Cash Flows -
             Years Ended July 31, 1996, 1995 and 1994

          Notes to Consolidated Financial Statements


    (2)   List of Consolidated Financial Statement Schedules:

                            None



    (3)   List of Exhibits:


 (3)(i) Restated Certificate of Incorporation of Hilcoast Development Corp. (Incorporated by reference to Exhibit 3(a) to Form 10 Registration Statement as filed with the Commission on August 12, 1992.)

 (3)(ii) Certificate of Amendment to Certificate of Incorporation of Hilcoast Development Corp., approved by stockholders on December 18, 1995 and filed with the State of Delaware on January 22, 1996. (Incorporated by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of the Company for the quarter ended January 31, 1995.)



 (3)(iii) Certificate of Amendment to Certificate of Incorporation of Hilcoast Development Corp., filed with Secretary of State of Delaware on September 24, 1992. (Incorporated by reference to Exhibit 3(c) to Amendment No.1 to Form S-1 Registration Statement.)

 (3)(iv) By-Laws of Hilcoast Development Corp. (Incorporated by reference to Exhibit 3(b) to Form 10 Registration
           Statement as filed with the Commission on August 12, 1992.)

 (4)(i) Specimen Common Stock Certificate of Hilcoast Development Corp. (Incorporated by reference to Exhibit 4(a) to Form 10 Registration Statement as filed with the Commission on August 12, 1992.)

 (10)(i) Consulting and Advisory Agreement, dated July 31, 1992, between CV Reit, Inc. and Hilcoast Development Corp. (Incorporated by reference to Exhibit 10(a) to Form 10 Registration Statement as filed with the Commission on August 12, 1992.)

 (10)(ii)  Restated Loan Agreement, dated July 31, 1992, between
           CV Reit, Inc. and Cenvill Development Corp. and certain subsidiaries and affiliates thereof.
           (Incorporated by reference to Exhibit 10(b) to Form 10
           Registration Statement as filed with the Commission on August 12, 1992.)

 (10)(iii) Loan Agreement, dated June 6, 1991, between CV Reit, Inc. and Cenvill Development Corp. and certain subsidiaries and affiliates thereof. (Incorporated by reference to Exhibit (10)(iii) to the Annual Report on Form 10-K of the Company for the fiscal year ended July 31, 1993.)

 (10)(iv) Revolving Credit and Term Loan Agreement, dated July 3, 1990, between CV Reit, Inc., Cenvill Development Corp. and certain subsidiaries and affiliates thereof. (Incorporated by reference to Exhibit (10)(v) to the Annual Report on Form 10-K of the Company for the fiscal year ended July 31, 1993.)

 (10)(v)   1992 Stock Option Plan of Hilcoast Development Corp.
           (Incorporated by reference to Exhibit 10(j) to Form 10
           Registration Statement as filed with the Commission on August 12, 1992.)

 (10)(vi) Proposal for the Acquisition of Certain Assets, dated June 19, 1992, by and among CV Reit, Inc., Cenvill Development Corp. and certain subsidiaries and affiliates thereof. (Incorporated by reference to Exhibit 10(k) to Form 10 Registration Statement as filed with the Commission on August 12, 1992.)

 (10)(vii) Order granting Motion of Debtor's [sic] for Approval of Sale of Assets dated July 17, 1992. (Incorporated by reference to Exhibit 10(l) to Form 10 Registration Statement as filed with the Commission on August 12, 1992.)

 (10)(viii) $1.35 million Promissory Note, dated August 27, 1993, from NewCen Communities, Inc. to CV Reit, Inc.; Mortgage Deed securing such Note; Addendum to Mortgage Deed and side letter between NewCen Communities, Inc. and CV Reit, Inc. (Incorporated by reference to Exhibit (10)(xiv) to the Annual Report on Form 10-K of the Company for the fiscal year ended July 31, 1993.)


 (10)(ix) $3.0 million Promissory Note, dated September 30, 1993, from NewCen Communities, Inc. to CV Reit, Inc.; Mortgage Deed securing such Note; Rider to Mortgage Deed and side letter between NewCen Communities, Inc. and CV Reit, Inc. (Incorporated by reference to Exhibit (10)(xv) to the Annual Report on Form 10-K of the Company for the fiscal year ended July 31, 1993.)

 (10)(x) Form of Indemnification Agreement between Hilcoast Development Corp. and each of its Directors and Executive Officers. (Incorporated by reference to Exhibit 10(u) to Form 10 Registration Statement as filed with the Commission on August 12, 1992.)


 (10)(xi) Employment Letters, each dated September 18, 1992, between Hilcoast Development Corp. and each of its Executive Officers, Michael S. Rubin, Jack Jaiven, Harold Cohen, Michael A. Rich, James A. Geddes and Antoinette Gleeson. (Incorporated by reference to Exhibit 10(w) to Form 10 Registration Statement as filed with the Commission on August 12, 1992.)

 (10)(xii) $2.5 million Future Advance Promissory Note, dated as of September 15, 1994, from NewCen Communities, Inc. to CV Reit, Inc.; Notice and Agreement of Future Advance and side letter between NewCen Communities, Inc. and CV Reit, Inc. (Incorporated by reference to
           Exhibit 10(xxviii) to the Annual Report on Form 10-K of the Company for the fiscal year ended July 31, 1994.)



(10)(xiii) $750,000 Promissory Note, dated as of September 15,
           1994, from NewCen Communities, Inc. to H. Irwin Levy and side letter between NewCen Communities, Inc. and
           H. Irwin Levy. (Incorporated by reference to Exhibit 10(xxix) to the Annual Report on Form 10-K of the Company for the fiscal year ended July 31, 1994.)

(10)(xiv) Agreement to Sell Real Estate, dated July 14, 1993, First Amendment to Agreement to Sell Real Estate dated August 2, 1993, between NewCen East, Inc. and Tract F Land, Inc., and Assignment of these agreements from NewCen East, Inc. to NewCen Communities, Inc., dated August 3, 1993. (Incorporated by reference to Exhibit
           (10)(xxvii) to the Annual Report on Form 10-K of the Company for the fiscal year ended July 31, 1993.)

(10)(xv) Letter Agreement, dated February 6, 1995, from CV Reit, Inc. to NewCen Communities, Inc. extending the maturity date of the following note to July 31, 1996:
           $2.5 million Future Advance Promissory Note dated September 15, 1994 from NewCen Communities, Inc. in favor of CV Reit, Inc. (Incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10-Q of the Company for the quarter ended January 31, 1995.)

(10)(xvi) Letter Agreement, dated February 6, 1995, from CV Reit, Inc. to NewCen Communities, Inc., extending the maturity date of the following note, as previously extended, to December 31, 1996: $3 million Promissory Note dated September 30, 1993 from NewCen Communities, Inc. in favor of CV Reit, Inc., as extended by certain letter agreement dated September 30, 1994. (Incorporated by reference to Exhibit 10(ii) to the Quarterly Report on Form 10-Q of the Company for the quarter ended January 31, 1995.)

(10)(xvii) Letter Agreement, dated February 17, 1995, between
           NewCen Communities, Inc. and CV Reit, Inc., advancing an additional $2 million under the existing Construction Loan. (that certain Promissory Note in the original principal amount of $3 million dated September 30, 1993 from NewCen Communities, Inc. in favor of CV Reit, Inc.). (Incorporated by reference to Exhibit 10(i) to the quarterly report on Form 10-Q of the Company for the quarter ended April 30, 1995.)

(10)(xviii) $5 million Promissory Note, dated March 31, 1995, from
            C.V.P. Community Center, Inc. to Hilcoast Development Corp. and Mortgage Deed securing such Note. (Incorporated by reference to Exhibit 10(ii) to the quarterly report on Form 10-Q of the Company for the quarter ended April 30, 1995.)

(10)(xix) Allonge, dated March 31, 1995, which assigns the $5 million Promissory Note, dated March 31, 1995, from Hilcoast Development Corp. to CV Reit, Inc. (Incorporated by reference to Exhibit 10(iii) to the quarterly report on Form 10-Q of the Company for the quarter ended April 30, 1995.)

(10)(xx) Extension Agreement, dated April 28, 1995, extending the maturity date of the following Note to May 1, 1996: $750,000 Promissory Note, dated September 15, 1994, from NewCen Communities, Inc. to H. Irwin Levy. (Incorporated by reference to Exhibit 10(iv) to the quarterly report on Form 10-Q of the Company for the quarter ended April 30, 1995.)

(10)(xxi) Second Extension Agreement, dated May 1, 1996, extending the maturity date of the following Note to May 1, 1997: $750,000 Promissory Note, dated September 15, 1994, from NewCen Communities, Inc. to
           H. Irwin Levy. (Incorporated by reference to Exhibit 10(i) to the quarterly report on Form 10-Q of the Company for the quarter ended April 30, 1996.)

(10)(xxii) $4 million Promissory Note dated August 11, 1995, from
           NewCen Communities, Inc. to CV Reit, Inc., Mortgage
           Securing such Note and side letters between NewCen
           Communities, Inc. and CV Reit, Inc.

(10)(xxiii) Letter Agreement dated August 11, 1995, from CV Reit,
            Inc. to NewCen Communities, Inc. extending the maturity date of the following Note to May 31, 1997:
            $3 million Promissory Note dated September 30, 1993 from NewCen Communities, Inc. in favor of CV Reit, Inc.

(10)(xxiv) Letter Agreement dated August 11, 1995 from CV Reit,
           Inc. to NewCen Communities, Inc. extending the maturity date of the following Note to May 31, 1997:
           $2.5 million Future Advance Promissory Note dated September 15, 1994 from NewCen Communities, Inc. to CV Reit, Inc.

(10)(xxv)  Letter Agreements between Hilcoast Advisory Services,
           Inc. and CV Reit, Inc., dated July 11, 1994 and August
           3, 1995, extending the Consulting and Advisory
           Agreement to July 31, 1995 and July 31, 1996, respectively.

(10)(xxvi) Letter Agreement between Hilcoast Advisory Services,
           Inc. and CV Reit, Inc., dated July 12, 1996, extending the Consulting and Advisory Agreement to July 31,
           1997.

(10)(xxvii) 1995 Stock Option Plan of Hilcoast Development Corp.
            (Incorporated by reference to the Company's 1995
            Definitive Proxy Statement.)

(10)(xxviii) Letter from H. Irwin Levy to the Board of Directors, dated August 9, 1996, contemplating a merger of the Company and a newly formed acquisition company to be organized by Mr. Levy, pursuant to which each of the Company's outstanding shares of Common Stock (other than those held by Mr. Levy's acquisition corporation) would be converted into $6.00 cash.

(11)       Statement Regarding Computation of Earnings Per Share


(21)       Subsidiaries of Hilcoast Development Corp.


(27)       Financial Data Schedule.



(b)        Reports on Form 8-K:

           No reports on Form 8-K were filed during the quarter ended July 31, 1996.




























                            SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exhange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


                          HILCOAST DEVELOPENT CORP.

                             /s/ Jack Jaiven
Sept. 30, 1996         By:_______________________________________
                          Jack Jaiven, Executive Vice President




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                             /s/ H. Irwin Levy
Sept. 30, 1996         By:________________________________________
                          H. Irwin Levy, Chairman of the Board
                          of Directors (Chief Executive Officer)


                             /s/ Michael S. Rubin
Sept. 30, 1996         By:________________________________________
                          Michael S. Rubin, President and Director
                          (Principal Executive Officer)


                             /s/ Jack Jaiven
Sept. 30, 1996         By:_______________________________________
                          Jack Jaiven, Executive Vice President
                          and Director (Principal Financial
                          Officer and Principal Accounting
                          Officer)


                             /s/ Bernard R. Green
Sept. 30, 1996         By:_______________________________________
                          Bernard R. Green,  Director


                             /s/ Joseph D. Weingard
Sept. 30, 1996         By:_______________________________________
                          Joseph D. Weingard,  Director