Form 10-K/A
period 1996-07-31
HILCOAST DEVELOPMENT CORP
filed 1996-11-15
CIK 890575

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                           FORM 10-K/A

                          AMENDMENT # 1

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



                             PART III




Item 10.  Directors and Executive Officers of the Registrant


Management

Set forth below is the name, age, position with the Company and certain other information with respect to each director and executive officer. Each person was elected or appointed to his or her position on July 31, 1992.


     Name            Age            Position

H. Irwin Levy        70   Chairman of the Board, Chief Executive Officer

Michael S. Rubin     53   President, Chief Operating Officer, Director

Jack Jaiven          50   Executive Vice President, Chief Financial Officer,
                           Treasurer, Director

Michael A. Rich      50   Vice President - Marketing

James A. Geddes      58   Vice President - Construction

Harold Cohen         45   Vice President - Community Operations,
                          Assistant Secretary

Antoinette Gleeson   50   Vice President - Recreation

Joseph D. Weingard   51   Director

Bernard R. Green     77   Director



     H. Irwin Levy was Chairman of the Board and Chief Executive Officer of Cenvill Communities, Inc., a predecessor of CV Reit, from 1967 to July 1981 and was Chairman of the Board and Chief Executive Officer of CV Reit from 1985 to July 31, 1992. Mr. Levy was Chairman of the Board and President of Cenvill Development Corp., a real estate developer ("Development"), from 1980 to 1985. He is currently of counsel to the West Palm Beach law firm of Levy, Kneen, Mariani, Curtin, Wiener, Kornfeld & del Russo. Since October 1995, Mr. Levy has been a director of IMGE, Inc. (previously IMNET, Inc.) and was a director of IMNET, Inc. from 1987 until July 1991.







     Michael S. Rubin was Vice President - Real Estate Management of CV Reit from May 1991 to July 31, 1992. From April 1990 to May 1991, Mr. Rubin was engaged in real estate consulting for the Resolution Trust Corporation as the Director of Real Estate for Grau and Company, certified public accountants. From January 1983 to April 1990, Mr. Rubin served as President and Chief Executive Officer of H.M.F. Investments, Inc., a wholly owned real estate service subsidiary of Flagler Federal Savings and Loan Association of Miami. From 1977 to 1982, Mr. Rubin served as President and Chief Operating Officer of Wynmoor Properties, Inc., a wholly owned subsidiary of Development and the general partner of Wynmoor Limited Partnership.


     Jack Jaiven, a Certified Public Accountant, was Vice President and Treasurer of CV Reit from December 1988 to July 31, 1992. Mr. Jaiven was also Vice President and Chief Financial Officer of IMNET, Inc. from July 1989 to June 1991. From April 1985 to December 1988, Mr. Jaiven was Executive Vice President and Chief Financial Officer of First American Bank and Trust. From July 1981 to April 1985, Mr. Jaiven was employed by, and later became Vice President - Special Projects of, Development. Mr. Jaiven was employed by Cenvill Communities, Inc. as Director of Accounting from July 1979 until July 1981.


     Michael A. Rich was Vice President - Sales and Marketing of F.W.D.C., Inc., a wholly owned subsidiary of Development, from March 1991 until July 31, 1992 when he resigned to join the Company. From April 1990 through February 1991, Mr. Rich was President of Florida Real Estate Expositions, Inc., a real estate marketing firm specializing in the presentation of tradeshows in the northeastern United States for Florida developers and builders. Mr. Rich was Vice President - Sales and Marketing of Development from July 1981 through September 1989. In June 1992, certain subsidiaries of Development, including F.W.D.C., Inc., filed Chapter 11 proceedings.


     James A. Geddes was Vice President of Construction of F.W.D.C., Inc. and/or Vice President of Construction of Coconut Creek Developers, Inc., a wholly owned subsidiary of Development, for more than five years prior to his resignation on July 31, 1992 to join the Company. In June 1992, certain subsidiaries of Development, including F.W.D.C., Inc. and Coconut Creek Developers, Inc., filed Chapter 11 proceedings.


     Harold Cohen was Vice President of Cenvill Recreation, Inc. and its related entities, from May 1987 until October 1994. Prior to that he was an executive in the recreational management field. Cenvill Recreation, Inc. and certain of its related entities were wholly owned subsidiaries of IMNET, Inc. prior to their acquisition by Mr. Levy and certain members of his family in December 1991.


     Antoinette Gleeson has been Clubhouse Director and Vice President of CVP Community Center, Inc., a wholly owned subsidiary of Development which was acquired by the Company, since July 1991. From November 1983 to July 1991 she was Vice President of Cenvill Contractors, Inc., a wholly owned subsidiary of Development and a general partner of Wynmoor Limited Partnership. In June 1992, certain subsidiaries of Development, including Cenvill Contractors, Inc., filed Chapter 11 proceedings.


     Joseph D. Weingard was a director of CV Reit from May 1992 to July 31, 1992. Mr. Weingard has been a financial consultant in an individual capacity since 1987 and is currently President of Century Financial Advisors, Inc. Since October 1995, Mr. Weingard has been a director and vice president of IMGE, Inc. and from 1981 until January 1992, was a director of that company and served in various executive capacities, including Chief Executive Officer and Vice Chairman. From 1987 until May 1991, Mr. Weingard also served as an advisor to CV Reit. Mr. Weingard was a director of Development from July 1981 to January 1987. Mr. Weingard is a Certified Public Accountant and holds a real estate salesman's license.


     Bernard R. Green is currently consultant to, and previously for more than five years, was managing partner of, Friedman, Alpren & Green of New York, New York, and West Palm Beach, Florida, an accounting firm specializing in real estate. Mr. Green has been a private investor in real estate partnerships for more than twenty years.


Meetings and Committees of the Board of Directors

During the fiscal year ended July 31, 1996, the Board of Directors held two meetings. No director attended fewer than 75 percent of the aggregate of (i) the number of meetings of the Board of Directors held during the period he served on the Board, (ii) the number of meetings of the Stock Option Committee held during the period he served on such committee, and (iii) the number of meetings of the Audit Committee held during the period he served on such committee.

The Stock Option Committee is presently composed of Messrs. Levy, Weingard and Green. The Stock Option Committee held one meeting in conjunction with a regularly scheduled Board of Directors meeting during the fiscal year ended July 31, 1996. The Stock Option Committee administers the Company's 1992 Stock Option Plan and 1995 Stock Option Plan.

The Audit Committee, presently composed of Messrs. Weingard, Green and Jaiven, did not meet during the fiscal year ended July 31, 1996. The Audit Committee is responsible for overseeing the financial reporting process and the effectiveness of internal controls of the Company and for making recommendations to the Board of Directors, including the designation of independent certified public accountants on an annual basis. The Company has no other committees at this time.


Director's Compensation

Each director who is not an officer or employee of the Company receives $1,500 for each directors' meeting attended. Non-employee directors may also be granted non-qualified stock options, at the discretion of the Stock Option Committee, pursuant to the Company's 1992 Stock Option Plan and the Company's 1995 Stock Option Plan.


Compliance with Section 16(A) of the
Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's outstanding Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the officers, directors and greater than ten percent beneficial owners of the Company complied with all applicable Section 16(a) filing requirements.



Item 11.  Executive Compensation

The following table sets forth the annual and long-term compensation awarded to, earned by or paid to the Chief Executive Officer of the Company and the four most highly compensated executive officers other than the Chief Executive Officer for services in all capacities to the Company and its subsidiaries during the fiscal years ended July 31, 1996, 1995 and 1994. The Company did not grant any stock appreciation rights or restricted stock awards, or make any long-term incentive plan payouts, to the named executive officers during these fiscal years. References to securities in the following table relate to awards of stock options to purchase the Company's common stock.








Summary Compensation Table

                                                               Long-term
                                                                Compen-
                               Annual Compensation              sation
                        ----------------------------------      Awards
                                                    All        ----------
                                                   Other       Securities
                                                   Annual      underlying
Name and                                           Compen-      Options/
Principal                                          sation         SARs
Position                 Year   Salary    Bonus    (1)(2)         # (3)
--------                 ----  --------  -------  --------     ----------

H. Irwin Levy            1994  $156,000  $    -    $    -             -
Chairman and Chief       1995   159,060       -         -             -
Executive Officer        1996   165,360       -         -             -

Michael S. Rubin         1994   150,956   15,000        -             -
President and Chief      1995   159,880   15,000        -             -
Operating Officer        1996   166,036   12,500        -             -

Jack Jaiven              1994   139,984   10,000        -             -
Executive Vice           1995   150,973   10,000        -             -
President, Chief         1996   155,940    8,700        -             -
Financial Officer
and Treasurer

Michael A. Rich          1994   140,400       -     41,883            -
Vice President -         1995   145,022    2,725    38,192            -
Marketing                1996   151,189    2,731    34,445        20,000

James A. Geddes          1994   102,596       -     26,000            -
Vice President -         1995   107,086    1,998    26,160            -
Construction             1996   127,598    2,058    22,080        20,000


__________
(1) Except as specifically disclosed, does not include the dollar value of personal benefits, such as the cost of automobiles and health insurance, the aggregate value of which for each named executive officer was less than 10% of such executive officer's salary and bonus.


(2) Mr. Rich's Other Annual Compensation consists of commission of $75 for each condominium apartment sold from August 1993 through January 1994 and $85 from February 1994 through July 1996. Mr. Geddes' Other Annual Compensation consists of commission of $40 for each condominium apartment completed from August 1993 through January 1994 and $60 from February 1994 through April 1996.


(3) Consists of stock options granted for the fiscal year ended July 31, 1996.










Options/SAR Grants in Last Fiscal Year


The following table sets forth information regarding options to purchase the Company's common stock granted pursuant to the 1995 Stock Option Plan during the fiscal year ended July 31, 1996 to the executive officers named in the summary Compensation Table. No SARs were granted.


                             Individual Grants             Potential
                            -------------------            Realizable
                              Percent                      Value
                 Number of   of Total                      at Assumed
                 Securities  Options/                      Annual Rates
                 Underlying    SARs                        of Stock Price
                 Options/   Granted to Exercise            Appreciation
                 SARs       Employees  or Base   Expira-   for Option Term
                 Granted    in Fiscal   Price     tion    -----------------
                 (#) (1)      Year      ($/sh)    Date      5%($)   10%($)
                 ---------  ---------- --------  -------  -------- --------

H. Irwin Levy        -           -         -        -         -        -
Michael S. Rubin     -           -         -        -         -        -
Jack Jaiven          -           -         -        -         -        -
Michael A. Rich   20,000        50%      $4.38     (1)     $35,662 $83,108
James A. Geddes   20,000        50%      $4.38     (1)     $35,662 $83,108


__________
(1) Option awards reported for fiscal 1996 were granted April 26, 1996. Options become exercisable on the earlier of the date of sale of the last residential unit at Century Village in Pembroke Pines or July 31, 1998, and expire on April 26, 2003.




Aggregated Fiscal Year-End Option Value Table

The following table sets forth certain information concerning unexercised stock options held by the named executive officers as of the end of the 1996 fiscal year. No stock options were exercised by any of the named executive officers during the 1996 fiscal year. No stock appreciation rights have been granted or are outstanding.













             OPTION EXERCISES DURING 1996 FISCAL YEAR
                AND FISCAL YEAR-END OPTION VALUES


                                                            Value of
                                          Number of        Unexercised
                                         Unexercised       In-the-Money
                                        Options at 1996   Options at 1996
                                        Fiscal Year End   Fiscal Year End
                     Shares                   (#)            ($)(1)
                    Acquired           ----------------  ------------------
                       on     Value     Exer-   Unexer-   Exer-    Unexer-
   Name             Exercise Realized  cisable  cisable  cisable   cisable
   ----             -------- --------  -------  -------  --------  --------

H. Irwin Levy           -     $  -        -        -     $   -     $    -
Michael S. Rubin        -        -     85,000      -      210,000       -
Jack Jaiven             -        -     85,000      -      210,000       -
Michael A. Rich         -        -     25,000    20,000    87,500    12,400
James A. Geddes         -        -     20,000    20,000    70,000    12,400

__________
(1) The closing bid price for the Company's Common Stock as reported on the National Association of Securities Dealers Automated Quotation ("NASDAQ") Small-Cap Market on July 31, 1996 was $5.00. Value is calculated by multiplying (a) the difference between $5.00 and the option exercise price by (b) the number of shares of Common Stock underlying the option.



Compensation Committee Interlocks and Insider Participation

The Board of Directors did not have a standing Compensation
Committee during the fiscal year ended July 31, 1996. Therefore, the entire Board of Directors participated in deliberations concerning executive compensation.

H. Irwin Levy, Michael S. Rubin and Jack Jaiven, executive officers of the Company, are members of the Board of Directors and participated in deliberations concerning compensation.


Employment Agreements

Each of the Company's executive officers have employment agreements with the Company except for Mr. Levy. See Report on Executive
Compensation for information concerning their employment agreements.

The employment agreements provide that if an officer is terminated without cause, or resigns as a result of a reduction of his or her compensation from the present level, he or she will be entitled to severance pay ranging from six months to one year based on the most recent annual rate of compensation, plus commensurate medical coverge for the officer and his or her dependents. Similar payments will be made in the event of the death or total disability of an officer during his or her employment.


                        PERFORMANCE GRAPH

The following line-graph presentation compares cumulative stockholder returns on the Company's Common Stock since April 27, 1993, the date the Common Stock began trading on the NASDAQ Small-Cap Market, with (i) the NASDAQ Stock Market index prepared by the Center for Research in Security Prices ("CRSP"), and (ii) CRSP's index for companies in the real estate development industry with similar Standard Industry Codes ("SIC") as the Company.


         COMPARISON OF FIVE YEAR-CUMULATIVE TOTAL RETURNS
                      Performance Graph for
                    HILCOAST DEVELOPMENT CORP.



    Index Description       07/31/92  07/31/93 07/30/94  07/29/95  07/31/96

HILCOAST DEVELOPMENT CORP.     N/A      $97.5    $97.5     $92.5    $100.0
Nasdaq Stock Market Index     $88.9    $108.1   $111.3    $156.2    $170.2
Nasdaq Stock SIC Index       $116.7     $99.6   $118.5    $111.4     $83.9

A. The indexes are reweighted daily, using the market capitalization on the previous trading day.

B. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

C. The index level for all series was set to 100.0 on 04/27/93, the day the Company's Common Stock became listed for trading on the NASDAQ Small-Cap Market. On 4/27/93, the closing sales price of the Common Stock was $5.00. From 10/19/92 through 4/26/93, the Company's Common Stock was traded on the over-the-counter market. The Company was advised by its market makers that the initial trading price of the Common Stock on 10/19/92, the first trading day for the Common Stock, was $.75.

D.          Peer group was created using a custom iteration of the data.



              REPORT ON EXECUTIVE COMPENSATION


During the fiscal year ended July 31, 1996, the Board of Directors of the Company administered the compensation program for executive officers. The executive compensation policies of the Company have been designed to acquire and retain quality management producing results which will maximize shareholder value.

In determining executive compensation, the Board of Directors gives consideration to Company performance, individual performance, level of responsibility and executive compensation paid by other companies in the same industry. Specific factors considered include recommendations of the Company's Chairman of the Board and its President, specific accomplishments of the executive officers, the Company's sales, earnings and financial condition and general economic conditions.

Compensation of the Company's executive officers consists of both cash compensation and stock option grants. Cash compensation consists of salary and, in the case of certain executive officers, commissions. Long-term incentives are provided through the grant of qualified and non-qualified stock options. The Company paid bonuses to certain executive officers during December 1995 and January 1996, which related to the fiscal year ended July 31, 1995, based on the specific factors discussed above; however, the Board has not determined whether bonuses will be paid for the fiscal year ended July 31, 1996 nor in the future.

With the exception of Mr. Levy, all of the Company's executive officers have employment agreements with the Company which provide for increases in compensation and bonuses from time to time as mutually agreed upon by such officers and the Board. None of the agreements are for a specific term. One executive officer, the Company's Vice President - Marketing, receives additional incentive cash compensation in the form of commissions based on the number of Century Village condominium apartments sold. Another officer, the Vice President - Construction, received additional incentive cash compensation through April 30, 1996 in the form of commissions based on the number of condominium apartments completed. Effective May 1, 1996, his commissions were discontinued and replaced by a significant increase in his base salary. Effective February 1996, all officers with the exception of Mr. Levy received increases of 3-1/2% in their base salaries. The Board of Directors intends to review the cash compensation paid to all its officers annually and consider increases based primarily upon individual performance. In addition, the Board of Directors will consider Company performance, competitive factors, and economic conditions.

The Company attempts to provide incentives to executive officers to remain with the Company and to improve performance through the grant of stock options. There are no automatic grants of stock options. During fiscal 1996, options were granted to two executive officers.



Item 12. Security Ownership of Certain Beneficial Owners and Management


Security Ownership

The following table sets forth, as of October 31, 1996, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each of the five most highly compensated executive officers of the Company, and (iv) all directors and executive officers of the Company as a group:

                           Amount and Nature      Percent of
Name and Address of          of Beneficial        Outstanding
Beneficial Owner (1)         Ownership (2)          Shares

H. Irwin Levy                  834,636              35.33%
100 Century Blvd.
West Palm Bech, FL 33417

Alan J. Evans and Robert       128,000 (3)           5.4%
J. Cartagena, as Trustees
P.O. Box 727
Palm Beach, FL  33480

Alan J. Evans                  155,424 (4)           6.6%
P.O. Box 727
Palm Beach, FL  33480

Robert J. Cartagena            133,866 (5)           5.7%
P.O. Box 727
Palm Beach, FL  33480

Michael S. Rubin                85,000 (2)           3.6%

Jack Jaiven                     85,407 (2)           3.5%

Michael A. Rich                 36,147 (2)           1.5%

James A. Geddes                 20,000 (2)           (7)

Joseph D. Weingard                 -                  -
185 NW Spanish River Blvd.
Boca Raton, FL  33481

Bernard R. Green                11,256 (2)           (7)
583 North Lake Way
Palm Beach, FL  33480

Maurice A. Halperin            585,032 (6)          24.8%
Barry S. Halperin
2500 No. Military Trail
Boca Raton, FL  33431

All executive officers       1,087,548 (2)          41.8%
and directors as a group
(9 persons)


____________________

(1) Unless otherwise indicated, the address of each beneficial owner listed is 19146 Lyons Road, Boca Raton, FL 33434.

(2) Unless otherwise indicated, each stockholder listed has the sole power to vote and direct disposition of the shares of Common Stock shown as beneficially owned by such stockholder. For the purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of the following shares which such person or group has the right to acquire pursuant to options exercisable within 60 days: Mr. Rubin - 85,000 shares; Mr. Jaiven - 85,000 shares; Mr. Rich 25,000 shares; Mr. Geddes - 20,000 shares; Mr. Green - 10,000 shares; and all executive officers and directors as a group - 240,000 shares.
        See "Executive Compensation".

(3) Consists of shares held by The Claudia Morse Evans Family Trust for which Alan J. Evans and Robert J. Cartagena, as Trustees, share voting and dispositive power. The information with respect to such trust is based upon Schedule 13D, dated March 7, 1994.

(4) Includes 128,000 shares held by The Claudia Morse Evans Family Trust for which Mr. Evans is a trustee and 27,424 shares held by Alan J. Evans, individually.

(5) Includes 128,000 shares held by The Claudia Morse Evans Family Trust for which Mr. Cartagena is a Trustee and 5,866 shares held by Robert
        J. Cartagena, individually.

(6) Maurice A. Halperin owns 362,581 of such shares and Barry S. Halperin, his son, owns 222,451 of such shares. Messrs. Halperin share voting and dispositive power with respect to the shares of Common Stock owned by each other. The information with respect to this group is based solely on Schedule 13D, as amended, as of August 13, 1996.

(7)     Less than 1%.





Item 13.  Certain Relationships and Related Transactions


Principal Lender - CV Reit

The Company commenced operations on July 31, 1992, with the acquisition of certain assets from Development, pursuant to approval by the Bankruptcy Court of the Southern District of Florida of a Proposal for the Acquisition of Certain Assets. The assets (principally those assets at Century Village at Pembroke Pines, "Century Village"), were acquired subject to indebtedness due to CV Reit, currently the Company's major lender. As of July 31, 1996, the outstanding balance of the Company's indebtedness to CV Reit was approximately $45.3 million, comprised of a $25 million term loan ("Term Loan"), $13.4 million under lines of credit ("Lines of Credit"), with an aggregate commitment of $15 million, and $6.9 million in certain other loans.

The Term Loan and $7.5 million of the Lines of Credit bear interest, payable monthly, at prime plus 3%, but in any event not less than 9% nor more than 11%, and mature on July 31, 1998, except as described below with respect to the conversion of the Term Loan. The remaining $7.5 million of the Lines of Credit bears interest, payable monthly, at 12.5% ($2.5 million), at 12% ($2 million), or at prime plus 3%, with a floor of 11% ($3 million), of which $2 million matures on November 30, 1996, $2 million matures on February 28, 1997 and $3.5 million on May 31, 1997. Specific release prices for the collateral are required as permanent reductions of the Lines of Credit. The Term Loan and the Lines of Credit are collateralized by all major assets of the Company.

By July 31, 1998, the Term Loan is scheduled to be converted to an 11%, fixed rate, 25 year self-amortizing $25 million loan providing for equal monthly payments of principal and interest (the "Permanent Loan"). The Permanent Loan may not be prepaid without incurring a prepayment penalty equal to the greater of 5% of the amount prepaid or an amount determined pursuant to a formula based upon the yield of certain U.S. Treasury Issues.



Consulting and Advisory Agreement with CV Reit

Pursuant to a consulting and advisory agreement between the Company and CV Reit, the Company provides certain investment advisory, consulting and administrative services to CV Reit, including: investigating and evaluating investment opportunities; conducting negotiations with existing and potential borrowers and lenders; negotiating with investment bankers in connection with the sale of securities of CV Reit; administering compliance by CV Reit with the provisions of its loan agreements; consulting with respect to the preparation of required reports to the New York Stock Exchange and the Securities and Exchange Commission; supervising the prosecution of claims by CV Reit against third parties and supervising the defense of claims made against CV Reit. The agreement specifically excludes matters related to the Company's loans from CV Reit. The agreement, which originally expired on July 31, 1994, was recently extended to July 31, 1997, provides for the payment of $10,000 per month to the Company, plus reimbursement for all out-of-pocket expenses, and may be terminated by the Company upon 180 days notice and by CV Reit upon 30 days notice. Certain officers of the Company, including Mr. Levy, perform services for CV Reit under the agreement. To the extent that such services interfere with their duties to the Company, the Company will provide alternative personnel to fulfill its contractual obligations to CV Reit.

Mr. Levy, the Chairman and Chief Executive Officer and a principal stockholder of the Company, is also a principal stockholder and was formerly Chairman of the Board of Directors of CV Reit. Messrs. Jaiven and Rubin were also previously officers of, and Mr. Weingard was a director of, CV Reit.


Other Transactions with CV Reit

The Company leases approximately 1,500 square feet of office space from CV Reit in West Palm Beach at a monthly rental of $1,100.




The Company intends to resolve any conflicts which may arise between the Company and CV Reit by referring such conflicts to an independent committee of its Board of Directors. Since Mr. Levy is both a director of the Company and a principal stockholder of CV
Reit, Mr. Levy would not serve on any such committee.


Cenvill Recreation

Cenvill Recreation consists of a group of companies owned, in various percentages, by Mr. Levy and his family. The Company receives approximately $500 per month for Cenvill Recreation's occupancy of approximately 1,600 square feet in the Company owned Administration Building located at the Century Village in Boca Raton.


H. Irwin Levy

The Company and Mr. Levy have entered into an unsecured revolving credit agreement allowing the Company to borrow up to $750,000 from Mr. Levy through May 1, 1997, as extended. Any borrowings under this credit agreement bear interest, payable monthly, at prime plus 1/2%. As of July 31, 1996 there were no amounts outstanding under this agreement.




                        Other Transactions


During the fiscal year ended July 31, 1996, the Company incurred legal fees, including reimbursement of certain costs, of $125,271 to the law firm of Levy, Kneen, Mariani, Curtin, Wiener, Kornfeld & del Russo. H. Irwin Levy is currently of counsel to this firm.

The Company believes that the terms of all of the transactions described above are fair and reasonable and as favorable to it as could be obtained from unaffiliated third parties.


Indemnification Agreements

The Company has entered into Indemnification Agreements with each of its directors and executive officers providing for indemnification to the fullest extent permitted by law.










                            SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exhange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


                          HILCOAST DEVELOPENT CORP.

                              /s/ Jack Jaiven
Nov. 12, 1996          By:_______________________________________
                          Jack Jaiven, Executive Vice President




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                              /s/ H. Irwin Levy
Nov. 12, 1996          By:________________________________________
                          H. Irwin Levy, Chairman of the Board
                          of Directors (Chief Executive Officer)


                              /s/ Michael S. Rubin
Nov. 12, 1996          By:________________________________________
                          Michael S. Rubin, President and Director
                          (Principal Executive Officer)


                              /s/ Jack Jaiven
Nov. 12, 1996          By:_______________________________________
                          Jack Jaiven, Executive Vice President
                          and Director (Principal Financial
                          Officer and Principal Accounting
                          Officer)


                              /s/ Bernard R. Green
Nov. 12, 1996          By:_______________________________________
                          Bernard R. Green,  Director


                              /s/ Joseph D. Weingard
Nov. 12, 1996          By:_______________________________________
                          Joseph D. Weingard,  Director