Form 10-Q
period 1996-10-31
HILCOAST DEVELOPMENT CORP
filed 1996-12-11
CIK 890575

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                           ____________

                            FORM 10-Q
(Mark One)
  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


              For the quarter ended October 31, 1996

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




PART I.   Financial Information



Item 1.   Financial Statements

The consolidated financial statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted pursuant to such rules and regulations; however, the registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1996.

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





















HILCOAST DEVELOPMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)


                                             Oct.30,    Jul.31,
            ASSETS (Note 3)                    1996       1996
           -----------------              ----------- ---------
                                          (Unaudited) (Audited)
Cash:
  Unrestricted                               $    57    $    21
  Restricted                                     740        773
Inventories and properties held
  for development and sale (Note 2)           29,428     30,234
Property and equipment, net of
  accumulated depreciation                    19,380     19,754
Prepayments and other assets                   2,847      2,813
                                             -------    -------
                                             $52,452    $53,595
                                             =======    =======

            LIABILITIES
            -----------

Borrowings  (Note 3)                         $43,344    $45,348
Accounts payable, accruals and
  other liabilities                            4,802      3,993
Deposits, principally from customers           1,965      2,033
Deferred income taxes                            430        386
                                             -------    -------
       Total liabilities                      50,541     51,760
                                             -------    -------

Contingencies  (Note 5)


       STOCKHOLDERS' EQUITY
       --------------------

Common Stock; $.01 par; shares authorized
  6,000,000;  outstanding 2,362,320               24         24
Additional paid-in capital                     2,481      2,481
Deficit                                         (594)      (670)
                                             -------    -------
       Total stockholders' equity              1,911      1,835
                                             -------    -------
                                             $52,452    $53,595
                                             =======    =======



See accompanying notes to consolidated financial statements.

HILCOAST DEVELOPMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
            (Unaudited)

                                              Three Months Ended
                                                  October 31,
                                              --------------------
                                                 1996       1995
Revenues:                                     ---------  ---------
  Sales:
    Condominium apartments                    $  8,529   $  7,705
    Land and other                                  40        114
  Recreation and maintenance fees                2,179      1,999
  Other  (Note 4)                                  663        628
                                             ---------  ---------
                                                11,411     10,446
Expenses:                                    ---------  ---------
  Cost of sales:
    Condominium apartments                       6,934      6,792
    Land and other                                  30         88
  Operating costs                                1,865      1,701
  Interest:
    Incurred                                     1,211      1,349
    Capitalized                                   (627)      (772)
  Depreciation                                     341        317
  Selling and marketing                          1,079        899
  General and administrative                       457        435
                                             ---------  ---------

                                                11,290     10,809
                                             ---------  ---------
Income (loss) before income taxes                  121       (363)
Income tax expense (benefit)                        45       (137)
                                             ---------  ---------
Net income (loss)                             $     76      ($226)
                                             =========  =========
Net income (loss) per common share:
  Primary and fully diluted                   $    .03      ($.09)
                                             =========  =========

Average common shares considered
  outstanding:
    Primary and fully diluted                 2,362,320  2,362,320
                                             =========   =========





See accompanying notes to consolidated financial statements.


HILCOAST DEVELOPMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands)
(Unaudited)





                                             Additional
                                   Common      Paid-In
                                    Stock      Capital     Deficit
                                   ------    ----------    -------


Balance,  July 31, 1996              $24       $2,481       ($670)


Net income for the quarter
  ended October 31, 1996               -            -          76
                                     ---       ------       ------

Balance, October 31, 1996            $24       $2,481       ($594)
                                     ===       ======       ======



























See accompanying notes to consolidated statements.


HILCOAST DEVELOPMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

                                                      Three Months Ended
                                                          October 31,
                                                      ------------------
                                                         1996     1995
                                                       -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                    $   76   ($  226)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation                                        341       317
      Deferred income tax expense (benefit)                44      (141)
      Changes in assets and liabilities:
        Decrease in inventories and properties
          held for development and sale                   867     1,025
        Decrease (increase) in restricted cash             33      (244)
        Increase in prepayments and other assets          (34)      (31)
        Increase in accounts payable, accruals
          and other liabilities                           809       143
        (Decrease) increase in deposits                   (68)      203
                                                       -------   -------
Net cash provided by operating activities               2,068     1,046
                                                       -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                     (28)     (150)
                                                       -------   -------
Net cash used by investing activities                     (28)     (150)
                                                       -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                              3,805     6,133
  Repayments on borrowings                             (5,809)   (6,947)
                                                       -------   -------
Net cash used by financing activities                  (2,004)     (814)
                                                       -------   -------

Net decrease in unrestricted cash during period            36        82
Unrestricted cash at beginning of period                   21        46
                                                       -------   -------
Unrestricted cash at end of period                     $   57    $  128
                                                       =======   =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                           $1,233    $1,352
                                                       =======   =======
    Income taxes                                       $    -    $   94
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



(2) INVENTORIES AND PROPERTIES HELD FOR DEVELOPMENT AND SALE


Inventories and properties held for development and sale consist of the following (in thousands):

                                            Oct. 31,   July 31,
                                              1996       1996
                                            --------   --------
   Century Village:
     Land under development for
       condominium buildings                $10,189    $11,499
     Condominium buildings completed
       or under construction                 14,575     14,197
     Unamortized capitalized interest         1,917      1,972
                                            -------    -------
                                             26,681     27,668

   Land under development, Volusia
     County, Florida (Glen Abbey),
     including unamortized capital-
     ized interest of $638 and $586           2,747      2,566
                                            -------    -------
                                            $29,428    $30,234
                                            =======    =======


Substantially all inventories and properties held for development and sale are pledged as collateral for indebtedness (Note 3).


(3) BORROWINGS


Borrowings, substantially consisting of mortgage notes col-lateralized by all major assets of the Company, are summarized as follows (in thousands):

                                        Oct. 31,   July 31,
                                          1996       1996
                                        --------   --------
Mortgage notes payable to CV Reit,
  Inc. ("CV Reit") (Note 3(a)):
    Term Loan                           $25,000    $25,000
    Lines of Credit                      11,680     13,415
    Preferred Stock Redemption Note       5,000      5,000
    Land Acquisition Note                   322        564
    Glen Abbey Note                       1,308      1,320
Other                                        34         49
                                        -------    -------
                                        $43,344    $45,348
                                        =======    =======


(a)  CV Reit

     Term Loan/Lines of Credit

At October 31, 1996, the Company's borrowings from CV Reit primarily consisted of a term loan (the "Term Loan") and $15 million revolving lines of credit (the "Lines of Credit"). The Term Loan and $7.5 million of the Lines of Credit bear interest, payable monthly, at prime (8.25% at October 31, 1996) plus 3%, but in any event not less than 9% nor more than 11%, and mature on July 31, 1998, except as described below with respect to the conversion of the Term Loan. The remaining $7.5 million of the Lines of Credit bears interest, payable monthly, as follows: (i) $3 million at prime plus 3%, with a floor of 11%, which matures on May 31, 1997; (ii) $2.5 million at 12.5% of which $2 million matures on February 28, 1997 and $.5 million on May 31, 1997; and (iii) $2
million at 12% which matured on November 30, 1996.   The Term Loan
and the Lines of Credit are collateralized by all major assets of the Company. The amount of available funds under the Lines of Credit is limited based upon available collateral, as defined. Specific release prices, principally for the condominium apartments at Century Village, are required to be applied as permanent reductions of the Lines of Credit.

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

     Other

Other borrowings consist of approximately $6.6 million in mortgage notes, which bear interest, generally payable quarterly, at rates ranging from 10% to 12% and which are collateralized by the Recreation Facilities and certain land under development. These notes mature principally during fiscal 1998 and include $1.6 million which requires principal payments based upon specific release prices of condominium apartments or homesites delivered.

     Letters of Credit

At October 31, 1996, there was approximately $65,000 outstanding in letters of credit issued by CV Reit to municipalities in connection with certain of the Company's development requirements at Century Village. In addition, a $1.5 million letter of credit has been issued by a bank for the benefit of the State of Florida, guaranteed by CV Reit, which allows the Company to utilize up to that amount of customer deposits previously required to be held in restricted escrow account.


(b)  Levy Note

The Company and H. Irwin Levy have entered into an unsecured revolving credit agreement ("Levy Note") allowing the Company to borrow up to $750,000 from Mr. Levy in the event the Company's availability under the CV Reit Lines of Credit does not exceed $50,000. The Levy Note bears interest, payable monthly, at prime plus 1/2% and matures on May 1, 1997, as extended.












(4)  OTHER REVENUES


Other revenues consist of the following (in thousands):

                                                   Three
                                                Months Ended
                                                 October 31,
                                               --------------
                                                1996    1995
                                               ------  ------

Real estate brokerage                          $  196  $  227
Golf course operations                            174     161
Title insurance agency                            123      83
Social program activities                          70      63
Consulting fees (a)                                53      47
Other                                              47      47
                                               ------  ------
                                               $  663  $  628
                                               ======  ======


________
(a) Principally in connection with a consulting and advisory agreement under which the Company provides investment, advisory, consulting and administrative services to CV Reit, excluding matters related to the Company's indebtedness to CV Reit. The agreement, which originally expired on July 31, 1994, has been extended to July 31, 1997, provides for payment of monthly fees of $10,000 plus reimbursement of out of pocket expenses, and may be terminated upon 180 days notice by the Company and upon 30 days notice by CV Reit.



(5)  CONTINGENCIES

See Part II, Item 1 for a discussion of the Company's legal proceedings.



(6)  PROPOSED MERGER

On August 9, 1996, the Company's Board of Directors received an unsolicited proposal from H. Irwin Levy, the Company's Chairman of the Board and Chief Executive Officer, contemplating a merger of the Company and a newly formed acquisition company to be organized by Mr. Levy, pursuant to which each of the Company's outstanding shares of common stock would be converted into $6.00 in cash ("Merger Consideration"). A special independent committee of the Board was appointed to consider the proposal and in connection therewith, engaged Patricof & Co. Capital Corp. ("Patricof"), an investment banking firm as its financial advisor.

On November 12, 1996, Patricof delivered its oral opinion to the special committee and the Board to the effect that the Merger Consideration is fair to the Company's public shareholders from a financial point of view. On that date, the special committee and Board approved the terms of the Merger Agreement and recommended that the shareholders approve and adopt such agreement. The parties have executed the Merger Agreement. The proposed merger is subject to approval by the Company's shareholders and a number of other material conditions, including compliance with all applicable regulatory and governmental requirements. Accordingly, there can be no assurance that the proposed merger will be consummated.



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


                   Deliveries - Three Months Ended October 31,
                --------------------------------------------------
                     1996                              1995
      ---------------------------------  ---------------------------------
       Number            Average          Number            Average
      of Units  Revenues  Sales   Gross  of Units  Revenues  Sales   Gross
      Delivered  (000's)  Price  Margin  Delivered  (000's)  Price  Margin
      --------- -------- ------- ------  --------- -------  ------- ------


         107     $8,529  $79,700   19%     100     $7,705   $77,100   12%




Revenues from sales of condominium apartments are recognized only upon the closing (delivery) of the sales contract. Fluctuations in average sales prices and gross margins at Century Village are generally a function of the location of condominium buildings (e.g. lakefront) and to a lesser extent, the mix of condominium apartments within the building.

A comparison of the Company's inventories and backlog (under contract for sale but not yet delivered) at Century Village follows:


                      October 31, 1996        October 31, 1995
                  -----------------------  -----------------------
                        Number of                Number of
                  Condominium Apartments   Condominium Apartments
                  -----------------------  -----------------------
                   Completed                Completed
                    or Under                 or Under
                  Construction   Backlog   Construction   Backlog
                  ------------  ---------  ------------  ---------

Completed but not
  yet delivered        106          66          59          20

Under construction     656         124         731         204
                       ---         ---         ---         ---
                       762         190         790         224
                       ===         ===         ===         ===

Aggregate sales
  value  (000's)                 $15,228                 $17,013

Average sales price              $80,100                 $76,000


Results of Operations

For the three months ended October 31, 1996, the Company reported net income of $76,000, on total revenues of $11.4 million, as compared to a net loss of $226,000 on revenues of $10.4 million for the corresponding period ended October 31, 1995. The increase in net income was principally due to a 7% higher gross margin (sales revenues less cost of sales, as a percentage of sales).

The increase in gross margin reflects higher average per unit sales
prices of $2,600,   primarily attributable to the delivery of a
greater number of units located in lakefront buildings and lower per unit land costs for certain units delivered. Based upon the 190 sales contracts in backlog for Century Village at October 31, 1996, a significant portion of which are expected to be delivered within the next nine months, the Company anticipates a slight increase in average per unit sales prices which is expected to be substantially offset by an increase in the average per unit cost of sales. Accordingly, the Company does not expect a significant change in the gross margin for the remainder of fiscal 1997.

For the first quarter of fiscal 1997, the Company entered into 70 new sales contracts (net of cancellations) at Century Village with an aggregate sales value of $5.4 million and an average sales price of $77,600. During the corresponding period in fiscal 1996, there were 105 new sales contracts with an aggregate sales value of $7.9 million and an average sales price of $75,400. Management believes that the decline in the Company's sales activity is attributable to a number of reasons which include an overall general decline in sales orders in the residential real estate market and an increase in the average prices of units being offered for sale at Century Village. The Company cannot predict whether the decline in sales activity will continue.

For the quarters ended October 31, 1996 and 1995, recreation and maintenance fees were $2.2 million and $2 million, respectively, consisting of $1.6 million and $1.4 million, respectively, of revenues pursuant to long-term leases ("Recreation Leases") of the Recreation Facilities with owners of 7,018 Century Village condominium apartments delivered through October 31, 1996, and $.6 million of revenues during each quarter from master management agreements under which the Company provides certain maintenance and community services. These revenues will continue to increase annually principally due to future deliveries of condominium apartments and specified contractual increases in monthly fees in accordance with the Recreation Leases. The Recreation Leases and the master management agreements provide that increases and decreases in operating costs are passed through to the unit owners, subject to a guaranteed rate generally for three years.

Other revenues increased slightly during the quarter ended October 31, 1996 and principally consisted of revenues from the golf course operations at Century Village, real estate brokerage commissions at the four Century Village communities in southeast Florida, social program activities at the Recreation Facilities and title insurance agency services principally provided on sales at Century Village (see Note 4 to Consolidated Financial Statements). Other revenues are expected to increase during the second and third quarters of fiscal 1997 due to increased use of the golf course and greater participation in social activities during the winter season.

Operating costs for the three month periods ended October 31, 1996 and 1995 were $1.9 million and $1.7 million, respectively, and consisted principally of costs incurred for the operation of the Recreation Facilities, the master management agreements, and the ancillary operations noted above. Operating cost increases, if any, related to the Recreation Facilities and master management agreements are passed through to unit owners at Century Village in the form of increased recreation and maintenance fees, subject to the aforementioned three year guarantee. The increase in operating costs during the current quarter is primarily the result of the opening of Club Health, a 12,000 square foot health club which is part of the Recreation Facilities, in August 1996. Operating costs are expected to increase during the second and third quarters of fiscal 1997 due to increased seasonal activities.

Interest incurred for the quarters ended October 31, 1996 and 1995 was $1.2 million and $1.3 million, respectively. After deducting interest capitalized principally to real estate inventories at Century Village and Glen Abbey, net interest expense amounted to $.6 million for each quarter.

During the quarters ended October 31, 1996 and 1995, selling and marketing costs expensed amounted to approximately $1.1 million and $.9 million, respectively. Selling and marketing costs incurred are capitalized and amortized to expense as condominium apartments are delivered at Century Village, based on the average capitalized cost per apartment sold. Selling and marketing expense is expected to fluctuate during the remainder of fiscal 1997 based on fluctuations in the number of sales and deliveries.

General and administrative expenses consist primarily of corporate overhead and administration of Century Village, and increased slightly during the three months ended October 31, 1996. During the three months ended October 31, 1996, the Company expensed approximately $100,000 in professional fees in connection with the proposed merger (see Note 6 to Consolidated Financial Statements) which was partially offset by a significant reduction in legal fees incurred in connection with certain litigation (see Part II, Item
1 - Legal Proceedings).


LIQUIDITY AND CAPITAL RESOURCES

For the three months ended October 31, 1996, the Company generated net cash flow from operating activities of $2.1 million, as compared to $1 million during the corresponding period in 1995.
The primary source of cash flow was net reductions in real estate inventories amounting to $.9 million and $1 million , respectively. In addition, during 1996, there was a $.9 million increase in accounts payable and accruals. As a result of the positive cash flow from operations, for the three month periods ended in 1996 and 1995, the Company was able to reduce net borrowings by $2 million and $.8 million, respectively. Although the Company has been successful in generating positive cash flow from operating activities, there is no assurance that the Company will be able to achieve or sustain positive cash flow from operating activities in the future.

The Company's borrowings at October 31, 1996 amounted to $43.3 million and were substantially due to CV Reit. See Note 3 to Consolidated Financial Statements for a description of the Company's borrowings. The amount due includes $25 million, presently requiring monthly interest only payments but scheduled to be converted by July 31, 1998 to an 11%, 25 year self-amortizing loan providing for equal monthly payments of principal and interest. Substantially all of the remaining indebtedness ($6.6 million, excluding the lines of credit - see below) matures in fiscal 1998, including $1.6 million, which requires principal payments based on specific release prices of condominium apartments or homesites delivered. The Company's borrowings require interest payments generally on a monthly basis.

The Company's cash flow from operations, net of its construction and other operating requirements, has not been sufficient to satisfy its payment obligations required under its borrowings. Consequently, the Company has relied on borrowings under its lines of credit from CV Reit (the "Lines of Credit" - see Note 3 to Consolidated Financial Statements). At October 31, 1996, availability under the Lines of Credit was $15 million, of which $7.5 million matures during fiscal 1997 and $7.5 million matures in fiscal 1998. The Company also has a revolving credit agreement with H. Irwin Levy, Chairman of the Board and Chief Executive Officer of the Company, under which the Company may borrow up to $750,000 through May 1997 (the "Levy Note" - see Note 3(b) to Consolidated Financial Statements). At October 31, 1996, the outstanding balance of the Lines of Credit was $11.7 million and there was no balance outstanding under the Levy Note. The Company anticipates that funds generated in the ordinary course of business and availability expected under the Lines of Credit and the Levy Note will be sufficient to satisfy its cash flow needs.

The amount of available funds under the Lines of Credit is limited based on available collateral, as defined. At October 31, 1996, the available collateral exceeded the outstanding balance of the Lines of Credit by approximately $5.1 million. The Company also is restricted from incurring or guaranteeing additional debt financing under certain circumstances (see Note 3 to Consolidated Financial Statements). Substantially all the Company's assets are pledged as collateral for the Company's borrowings.

The Company attempts to minimize its investment in inventory. In addition to construction of condominium apartments at Century Village and development of homesites at Glen Abbey, significant capital outlays for amenities and infrastructure are required in advance of deliveries of apartments and homesites. The Company has no material commitments for capital expenditures other than those incurred in connection with its development and construction activities in the ordinary course of business at Century Village and Glen Abbey. To complete Century Village, the Company will incur costs in connection with the remaining 762 apartments to be delivered, including the construction of the condominium buildings and the remaining Recreation Facilities, and infrastructure improvements, including the installation of water and sewer service, drainage facilities, paving and grading, and landscaping. Substantially all of the Recreation Facilities have already been completed. At Glen Abbey, homesite improvements will include water and sewer service, drainage facilities, and paving and grading.

The Company's current major business activities consist of development and other real estate related activities principally at Century Village. As of October 31, 1996, 90% of the planned community had been delivered and 762 condominium apartments remained to be constructed and/or delivered. If the Company engages in future real estate development activities, it will require outside financing which may or may not be available. In the event the Company decides not to engage in any further real estate development activities, its long-term revenues are anticipated to be generated principally from net revenues derived under the long-term Recreation Leases, net of the related debt service requirement, and from earnings on funds expected to be available from deliveries of Century Village condominium apartments. In that event, the Company anticipates that its revenues will be sufficient to satisfy its cash requirements. However, there is no assurance that revenues will be sufficient for such purposes.



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



FORWARD LOOKING INFORMATION: CERTAIN CAUTIONARY STATEMENTS

Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q, that are not related to historical results, are forward looking statements. Actual results may differ materially from those projected or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate. These forward looking statements involve risks and uncertainties including but not limited to the Company's future cash flows and liquidity, gross margins, revenues and expenses, the effect of conditions in the residential real estate market and the economy in general, the level and volatility of interest rates, as well as certain other risks described in this report. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere described in this Form 10-Q.



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

            (  27) Financial Data Schedule

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







December 13, 1996                      /S/   JACK JAIVEN

                                 _________________________________
                                 Jack JAIVEN, Executive Vice
                                 President and Principal Financial
                                 and Accounting Officer