Form 10-K/A
period 1996-07-31
HILCOAST DEVELOPMENT CORP
filed 1997-01-17
CIK 890575

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                           FORM 10-K/A

                          AMENDMENT # 2
(Mark One)
  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

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


WARRANTIES, BONDS AND OTHER OBLIGATIONS

In the ordinary course of its business, the Company may incur or undertake certain contingent or future liabilities, including obligations: (a) under performance and maintenance bonds (or letters of credit, in lieu thereof), (b) to complete recreation or other community facilities, (c) to subsidize condominium
associations,  and (d) under homeowner warranties.   The amount of
such obligations outstanding at any time varies in accordance with the Company's pending construction activities. At July 31, 1996, there was approximately $289,000 outstanding in letters of credit issued by CV Reit to municipalities principally in connection with performance and maintenance bond obligations at Century Village.

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
                        =========  =========  ========= =========


[CAPTION]


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




                      Deliveries - Year Ended July 31,

                                   1996

                     -----------------------------------------
                     Number                  Average
                     of Units    Revenues    Sales       Gross
                     Delivered   (000's)     Price       Margin

                     ---------   --------   -------      ------

                        409      $30,917    $75,600      14%


(continued)




                      Deliveries - Year Ended July 31,

                                   1995

                     -----------------------------------------
                     Number                  Average
                     of Units    Revenues    Sales       Gross
                     Delivered   (000's)     Price       Margin

                     ---------   --------   -------      ------

                       479       $37,340    $78,000      18%




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





                      Deliveries - Year Ended July 31,

                                   1995

                     -----------------------------------------
                     Number                  Average
                     of Units    Revenues    Sales       Gross
                     Delivered   (000's)     Price       Margin

                     ---------   --------   -------      ------

                     479         $37,340    $78,000      18%


(continued)


                      Deliveries - Year Ended July 31,

                                   1994

                     -----------------------------------------
                     Number                  Average
                     of Units    Revenues    Sales       Gross
                     Delivered   (000's)     Price       Margin

                     ---------   --------   -------      ------


                        491      $35,992    $73,300      15%


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

Since inception, the Company's cash flow has been sufficient to enable the Company to reduce its aggregate borrowings. However, in order to satisfy its payment obligations under its term borrowings, from time to time the Company has relied on borrowings under its lines of credit from CV Reit (the "Lines of Credit" - see
Note 4 to Consolidated Financial Statements), amounting to $15 million at July 31, 1996. At July 31, 1996, the outstanding balance of the Lines of Credit was $13.4 million. The Company also has a revolving credit agreement with H. Irwin Levy, Chairman of the Board and Chief Executive Officer of the Company, under which the Company may borrow up to $750,000 through May 1997 (the "Levy Note" - see Note 4 to Consolidated Financial Statements). Since September 1995, there has been no outstanding balance under the Levy Note. The Company anticipates that funds generated in the ordinary course of business and availability under the Lines of Credit and the Levy Note will continue to be sufficient to satisfy its cash flow needs.

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























ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




     TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS



                                                      Page
                                                      ----

Report of Independent Certified Public Accountants
Consolidated Financial Statements:

   Balance Sheets - July 31, 1996 and 1995

   Statements of Operations -
      Years Ended July 31, 1996, 1995 and 1994

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

10% Cumulative Preferred Stock; $1,000
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








































HILCOAST DEVELOPMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)



                                         Year Ended July 31,
                                   -------------------------

                                      1996       1995      1994
Revenues:                          ---------  ---------  ------

  Sales:
    Condominium apartments         $30,917    $37,340   $35,992
    Land and other                     367      2,918       926
  Recreation and maintenance fees    8,263      7,541     6,807
  Other  (Note 6)                    3,483      3,514     3,511
                                    -------    -------    -----

                                    43,030     51,313    47,236
                                    -------    -------    -----

Expenses:
  Cost of sales:
    Condominium apartments          26,678     30,717    30,682
    Land and other                     282      2,670       784
  Operating costs                    7,569      7,337     6,936
  Interest:
    Incurred                         5,318      5,158     4,870
    Capitalized                     (2,959)    (3,387)   (3,208)
  Depreciation                       1,279      1,255     1,205
  Selling and marketing              3,838      4,245     3,597
  General and administrative         1,700      2,335     1,858
                                    -------    -------    -----

                                    43,705     50,330    46,724
                                    -------    -------    -----


Income (loss) before income tax
  expense (benefit)                   (675)       983       512
Income tax expense (benefit)
  (Note 5)                            (237)       378       223
                                    -------    -------    -----

Net income (loss)                     (438)       605       289
Preferred stock dividends               -         333       500
                                    -------    -------    -----

Net income (loss) available
  for common stockholders         ($   438)   $   272    ($ 211)
                                    =======    =======   =======
Net income (loss) per common share:
  Primary and fully diluted          ($.19)      $.11     ($.09)
                                    =======    =======   =======
Average common shares
  considered outstanding:
    Primary and fully diluted     2,362,320  2,506,562 2,352,320
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
































































HILCOAST DEVELOPMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)



                                               Year Ended July 31,
                                           ------------------------
                                           1996      1995    1994
                                       --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                    ($  438)  $   605  $   289
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation                       1,279     1,255    1,205
      Deferred income tax expense
       (benefit)                          (254)      283      223
      Changes in assets and liabilities:
        Decrease in inventories and properties
          held for development and sale  5,149      5,085      33
        (Increase) decrease in restricted
          cash                              (9)       416   1,085
        Decrease in prepayments and other
          assets                            21        243      14
        (Decrease) increase in accounts payable,
          accruals and other liabilities  (687)      (511)  1,573
        Increase (decrease) in deposits    100       (597)    348
                                        -------  -------- --------
Net cash provided by operating activi-
  ties                                   5,161      6,779   4,770
                                        -------  -------- --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment   (1,923)      (504)   (699)
                                        -------  -------- --------
Net cash used by investing activities   (1,923)      (504)   (699)
                                        -------  -------- --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings:
    CV Reit                             17,868     22,235  20,930
    Other                                  350      2,381      84
  Repayments on borrowings:
    CV Reit                            (20,685)   (22,580)(21,559)
    Other                                 (796)    (8,062) (3,047)
  Cash dividends paid on Preferred Stock    -        (375)   (500)
  Proceeds on issuance of Common Stock      -          15      -

                                        -------  --------  --------
Net cash used by financing activi-
  ties                                  (3,263)    (6,386) (4,092)
                                        -------  --------  --------

Net decrease in unrestricted cash
 during year                               (25)     (111)     (21)
Unrestricted cash at beginning of year      46       157      178
                                        -------  --------  --------
Unrestricted cash at end of year         $  21    $   46   $  157
                                        =======  ========  ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                            $5,331    $5,079   $4,814
                                       =======  ========  ========
    Income taxes                        $  211    $    5   $    -
                                       =======  ========  ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  FINANCING ACTIVITIES:
    Redemption of Preferred Stock in exchange
      for note payable                  $    -    $5,000   $    -

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


SUMMARY COMPENSATION TABLE




                               Annual Compensation
                        ----------------------------------
                                                       All
                                                       Other
                                                       Annual
Name and                                               Compen-
Principal                                              sation
Position               Year   Salary    Bonus          (1)(2)
---------             ------  -------   --------     ----------

H. Irwin Levy         1994   $156,000   $    -       $    -
Chairman and Chief    1995    159,060        -            -
Executive Officer     1996    165,360        -            -


Michael S. Rubin      1994    150,956    15,000           -
President and Chief   1995    159,880    15,000           -
Operating Officer     1996    166,036    12,500           -


Jack Jaiven           1994    139,984    10,000           -
Executive Vice        1995    150,973    10,000           -
President, Chief      1996    155,940     8,700           -
Financial Officer
and Treasurer

Michael A. Rich       1994    140,400       -          41,883
Vice President -      1995    145,022     2,725        38,192
Marketing             1996    151,189     2,731        34,445


James A. Geddes       1994    102,596       -          26,000
Vice President -      1995    107,086     1,998        26,160
Construction          1996    127,598     2,058        22,080

<continued)

                                   Long-term
                                   Compen-
                                   sation
                                   Awards
                                   ---------
                                   Securities
                                   underlying
Name and                           Options/
Principal                          SARs
Position                           # (3)
--------                           -----------

H. Irwin Levy                           -
Chairman and Chief                      -
Executive Officer                       -

Michael S. Rubin                        -
President and Chief                     -
Operating Officer                       -

Jack Jaiven                             -
Executive Vice                          -
President, Chief                        -
Financial Officer
and Treasurer

Michael A. Rich                         -
Vice President -                        -
Marketing                            20,000

James A. Geddes                         -
Vice President -                        -
Construction                         20,000


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


            OPTION EXERCISES DURING 1996 FISCAL YEAR
                AND FISCAL YEAR-END OPTION VALUES



                                                     Value of
                                   Number of        Unexercised
                                  Unexercised       In-the-Money
                                  Options at 1996   Options at 1996
                                  Fiscal Year End   Fiscal Year End
             Shares                   (#)            ($)(1)
             Acquired           ----------------  ---------------
             on       Value     Exer-   Unexer-   Exer-    Unexer-
Name         Exercise Realized  cisable  cisable  cisable   cisable
----         -------- --------  -------  -------  --------  ------

H. Irwin
 Levy           -     $  -        -        -     $   -     $    -

Michael S.
 Rubin          -        -     85,000      -      210,000       -
Jack Jaiven     -        -     85,000      -      210,000       -
Michael A.
 Rich           -        -     25,000    20,000    87,500    12,400
James A.
 Geddes         -        -     20,000    20,000    70,000    12,400


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

The employment agreements provide that if an officer is terminated without cause, or resigns as a result of a reduction of his or her compensation from the present level, he or she will be entitled to severance pay ranging from six months to one year based on the most recent annual rate of compensation, plus commensurate medical coverage for the officer and his or her dependents. Similar payments will be made in the event of the death or total disability of an officer during his or her employment.


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
West Palm Beach, FL 33417

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












































                           SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

                          HILCOAST DEVELOPENT CORP.

                              /s/ Jack Jaiven
Jan. 16, 1997          By:_______________________________________
                          Jack Jaiven, Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                              /s/ H. Irwin Levy
Jan. 16, 1997         By:________________________________________
                          H. Irwin Levy, Chairman of the Board
                          of Directors (Chief Executive Officer)


                              /s/ Michael S. Rubin
Jan. 16, 1997         By:________________________________________
                         Michael S. Rubin, President and Director
                          (Principal Executive Officer)


                              /s/ Jack Jaiven
Jan. 16, 1997          By:_______________________________________
                          Jack Jaiven, Executive Vice President
                          and Director (Principal Financial
                          Officer and Principal Accounting
                          Officer)


                              /s/ Bernard R. Green
Jan. 16, 1997          By:_______________________________________
                          Bernard R. Green,  Director


                              /s/ Joseph D. Weingard
Jan. 16, 1997          By:_______________________________________
                          Joseph D. Weingard,  Director