Form 10-Q/A
period 1996-10-31
HILCOAST DEVELOPMENT CORP
filed 1997-01-17
CIK 890575

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                -------------

                                  FORM 10-Q/A
                                  AMENDMENT #1
(Mark One)
  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
----- SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED OCTOBER 31, 1996

                                       OR

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    --------------

                        Commission File Number:  0-20530
                                                 -------

                           HILCOAST DEVELOPMENT CORP.
                           --------------------------
             (Exact name of registrant as specified in its charter)

      Delaware                            65-0346040
      --------                            ----------
(State of Incorporation)     (I.R.S. Employer Identification No.)

   19146 Lyons Road, Boca Raton, Florida               33434
------------------------------------------             -----
 (Address of principal executive offices)            (Zip code)

Registrant's telephone number, including area code: 407-487-9630
                                                   -------------

Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange
    Title of each class                   on which registered
    -------------------                   -------------------

          None                                   None

Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                     --------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.       Yes   X    No
                                                   ------     ------

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

HILCOAST DEVELOPMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
            (Unaudited)

                                               Three Months Ended
                                                   October 31,
                                              --------------------
                                                 1996      1995
Revenues:                                     ---------  ---------
  Sales:
    Condominium apartments                    $  8,529   $  7,705
    Land and other                                  40        114
  Recreation and maintenance fees                2,179      1,999
  Other  (Note 4)                                  663        628
                                             ---------   --------
                                                11,411     10,446
Expenses:                                    ---------   --------
  Cost of sales:
    Condominium apartments                       6,934      6,792
    Land and other                                  30         88
  Operating costs                                1,865      1,701
  Interest:
    Incurred                                     1,211      1,349
    Capitalized                                   (627)      (772)
  Depreciation                                     341        317
  Selling and marketing                          1,079        899
  General and administrative                       457        435
                                             ---------   --------
                                                11,290     10,809
                                             ---------   --------
Income (loss) before income taxes                  121       (363)
Income tax expense (benefit)                        45       (137)
                                             ---------   --------
Net income (loss)                            $      76      ($226)
                                             =========  =========
Net income (loss) per common share:
  Primary and fully diluted                  $     .03      ($.09)
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

HILCOAST DEVELOPMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

                                                      Three Months Ended
                                                          October 31,
                                                      ------------------
                                                         1996     1995
                                                       -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                    $    76   ($  226)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation                                         341       317
      Deferred income tax expense (benefit)                 44      (141)
      Changes in assets and liabilities:
        Decrease in inventories and properties
          held for development and sale                    867     1,025
        Decrease (increase) in restricted cash              33      (244)
        Increase in prepayments and other assets           (34)      (31)
        Increase in accounts payable, accruals
          and other liabilities                            809       143
        (Decrease) increase in deposits                    (68)      203
                                                       -------   -------
Net cash provided by operating activities                2,068     1,046
                                                       -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                      (28)     (150)
                                                       -------   -------
Net cash used by investing activities                      (28)     (150)
                                                       -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                               3,805     6,133
  Repayments on borrowings                              (5,809)   (6,947)
                                                       -------   -------
Net cash used by financing activities                   (2,004)     (814)
                                                       -------   -------
Net decrease in unrestricted cash during period             36        82
Unrestricted cash at beginning of period                    21        46
                                                       -------   -------
Unrestricted cash at end of period                     $    57   $   128
                                                       =======   =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                           $ 1,233   $ 1,352
                                                       =======   =======
    Income taxes                                       $     -   $    94
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
                                               ======  ======


--------
(a) Principally in connection with a consulting and advisory agreement under which the Company provides investment, advisory, consulting and administrative services to CV Reit, excluding matters related to the Company's indebtedness to CV Reit. The agreement, which originally expired on July 31, 1994, has been extended to July 31, 1997, provides for payment of monthly fees of $10,000 plus reimbursement of out of pocket expenses, and may be terminated upon 180 days notice by the Company and upon 30 days notice by CV Reit.



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

                   Deliveries - Three Months Ended October 31,
    --------------------------------------------------------------------
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

A comparison of the Company's inventories and backlog (under contract for sale but not yet delivered) at Century Village follows:


                      October 31, 1996        October 31, 1995
                 -----------------------  -----------------------
                        Number of                Number of
                  Condominium Apartments   Condominium Apartments
                 -----------------------  -----------------------
                  Completed                Completed
                   or Under                 or Under
                 Construction   Backlog   Construction  Backlog
                 ------------  ---------  ------------  --------
Completed but not
  yet delivered        106          66          59          20
Under construction     656         124         731         204
                       ---         ---         ---         ---
                       762         190         790         224
                       ===         ===         ===         ===

Aggregate sales
  value  (000's)                 $15,228                 $17,013

Average sales price              $80,100                 $76,000


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

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended October 31, 1996, the Company generated net cash flow from operating activities of $2.1 million, as compared to $1 million during the corresponding period in 1995. The primary source of cash flow was net reductions in real estate inventories amounting to $.9 million and $1 million, respectively. In addition, during 1996, there was a $.9 million increase in accounts payable and accruals. As a result of the positive cash flow from operations, for the three month periods ended in 1996 and 1995, the Company was able to reduce net borrowings by $2 million and $.8 million, respectively. Although the Company has been successful in generating positive cash flow from operating activities, there is no assurance that the Company will be able to achieve or sustain positive cash flow from operating activities in the future.

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

Since inception, the Company's cash flow from operations has been sufficient to enable the Company to reduce its aggregate borrowings. However, in order to satisfy its obligations under its term borrowings, from time to time, the Company has relied on borrowings under its lines of credit from CV Reit (the "Lines of Credit" - see Note 3 to Consolidated Financial Statements). At October 31, 1996, availability under the Lines of Credit was $15 million, of which $7.5 million matures during fiscal 1997 and $7.5 million matures in fiscal 1998. The Company also has a revolving credit agreement with H. Irwin Levy, Chairman of the Board and Chief Executive Officer of the Company, under which the Company may borrow up to $750,000 through May 1997 (the "Levy Note" - see Note 3(b) to Consolidated Financial Statements). At October 31, 1996, the outstanding balance of the Lines of Credit was $11.7 million and there was no balance outstanding under the Levy Note. The Company anticipates that funds generated in the ordinary course of business and availability expected under the

Lines of Credit and the Levy Note will continue to be sufficient to satisfy its cash flow needs.

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

   (a)   Exhibits:

             (27) Financial Data Schedule (for SEC use only).

   (b)   Reports on Form 8-K:

             The Company was not required to file Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                HILCOAST DEVELOPMENT CORP.
                                --------------------------------
                                (Registrant)





January 16, 1997                    /S/   JACK JAIVEN
                                ---------------------------------
                                Jack JAIVEN, Executive Vice
                                President and Principal Financial
                                and Accounting Officer